Form 10-Q
period 1996-06-30
TELEX COMMUNICATIONS INC
filed 1996-08-13
CIK 857668

                                                                       CONFORMED
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 1996            Commission File No. 33-78806

                           TELEX COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                             13-3521030
            --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


            9600 ALDRICH AVENUE SOUTH, MINNEAPOLIS, MINNESOTA 55420
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      Registrant's telephone number, including area code:  (612) 884-4051

                            --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           YES   X     NO
                                                                ---      ---
             500 COMMON SHARES WERE OUTSTANDING AS OF JULY 31, 1996




                       THIS DOCUMENT CONTAINS  11  PAGES.


================================================================================

                  TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                                     INDEX




PART I    FINANCIAL INFORMATION

          ITEM 1       Financial Statements                             Page No.
                                                                        --------
                       Condensed Consolidated Statements of Operations     3
                       (Unaudited) for the three months ended June 30,
                       1996 and 1995

                       Condensed Consolidated Balance Sheets at            4
                       June 30, 1996 (Unaudited) and March 31, 1996

                       Condensed Consolidated Statements of Cash           5
                       Flows (Unaudited) for the three months ended
                       June 30, 1996 and 1995

                       Notes to Condensed Consolidated Financial           6-7
                       Statements (Unaudited)

          ITEM 2       Management's Discussion and Analysis of             8-10
                       Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

          ITEM 6       Exhibits and Reports on Form 8-K


                       (a) Exhibits - None

                       (b) There were no reports on Form 8-K for the
                           three months ended June 30, 1996

          SIGNATURES                                                       11

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)

                                 (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                       -----------------------------------
                                                         1996                        1995
                                                       -------                     -------
Net sales                                              $37,204                     $32,007
Cost of sales                                           21,333                      20,075
                                                       -------                     -------
                                                        15,871                      11,932
Operating expenses:
   Engineering and development                           1,728                       1,811
   Marketing                                             4,333                       4,599
   General and administrative                            1,980                       1,574
   Amortization of goodwill and other intangibles          412                         902
                                                       -------                     -------
                                                         8,453                       8,886
                                                       -------                     -------
Operating profit                                         7,418                       3,046

Interest expense                                        (3,152)                     (3,112)
Other income                                               390                         235
                                                       -------                     -------
Income before income taxes                               4,656                         169

Provision for income taxes                               1,713                          69
                                                       -------                     -------
Net income                                             $ 2,943                     $   100
                                                       =======                     =======



                           See accompanying notes.

                          TELEX COMMUNICATIONS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                    ASSETS



                                                                   JUNE 30,          MARCH 31,
                                                                     1996              1996
                                                                  -----------        --------
                                                                  (UNAUDITED)
Current assets:
   Cash and cash equivalents                                       $ 26,442          $ 23,001
   Accounts receivable, net of allowance                             23,692            25,438
   Inventories                                                       24,608            21,711
   Deferred income taxes                                              2,433             2,433
   Other                                                              1,244             1,057
                                                                   --------          --------
      Total current assets                                           78,419            73,640

Property, plant and equipment, net of accumulated depreciation       17,374            17,616
Deferred financing costs                                              2,792             2,884
Deferred income taxes                                                 4,629             4,629
Intangible assets, net of accumulated amortization                   21,636            22,048
                                                                   --------          --------
                                                                   $124,850          $120,817
                                                                   ========          ========



                LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)



Current liabilities:
   Accounts payable                                                $  6,094          $  9,091
   Accrued wages and benefits                                         2,590             3,289
   Taxes other than income taxes                                        535               717
   Other accrued liabilities                                          6,120             6,329
   Accrued interest                                                   5,508             2,508
   Income taxes                                                       4,943             3,436
                                                                   --------          --------
      Total current liabilities                                      25,790            25,370


Long-term debt                                                      100,000           100,000
Due to parent                                                         2,159             2,029
Pension accrual                                                       1,844             1,207
Other accrued liabilities                                               183               280

Shareholder's equity (deficit):
   Common stock and capital in excess of par                         20,001            20,001
   Retained earnings (accumulated deficit)                          (25,127)          (28,070)
                                                                   --------          --------
      Total shareholder's equity (deficit)                           (5,126)           (8,069)
                                                                   --------          --------
                                                                   $124,850          $120,817
                                                                   ========          =========



                           See accompanying notes.

                          TELEX COMMUNICATIONS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                      ------------------------
                                                                        1996            1995
                                                                      ------------------------
OPERATING ACTIVITIES:
   Net income                                                        $ 2,943          $   100
   Adjustments to reconcile net income to cash
   flows from operations:
      Depreciation                                                     1,027            1,383
      Amortization of intangibles and deferred financing costs           504              994
      Provision for bad debts                                             75               -
      Change in operating assets and liabilities:
         Receivables                                                   1,671            1,848
         Inventories                                                  (2,897)          (2,298)
         Other current assets                                           (187)             128
         Accounts payable and accrued expenses                        (2,631)          (2,424)
         Accrued interest                                              3,000            2,971
         Income taxes payable                                          1,507               11
      Change in non-current liabilities                                  670              474
                                                                     -------          -------
   Net cash provided by operating activities                           5,682            3,187
                                                                     -------          -------
INVESTING ACTIVITIES:
   Additions to property, plant and equipment                         (2,241)          (1,121)
   Acquisition of product line                                            -              (252)
                                                                     -------          -------
   Net cash (used in) investing activities                            (2,241)          (1,373)
                                                                     -------          -------
CASH AND CASH EQUIVALENTS:
   Net increase                                                        3,441            1,814
   Beginning of period                                                23,001            7,793
                                                                     -------          -------
   End of period                                                     $26,442          $ 9,607
                                                                     =======          =======



                           TELEX COMMUNICATIONS, INC.

                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                (IN THOUSANDS)

                                  (UNAUDITED)

1. Telex Communications, Inc. ("Telex" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Telex Communications Group, Inc. ("TCG").

      The condensed consolidated balance sheet as of June 30, 1996 and the condensed consolidated statements of operations and cash flows for the three months ended June 30, 1996 and 1995, have been prepared by the Company without being audited.

      In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Telex Communications, Inc. at June 30, 1996 and the results of its operations and cash flows for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K as filed with the SEC on June 28, 1996. The condensed consolidated balance sheet at March 31, 1996 is derived from the audited consolidated balance sheet as of that date.

      The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

      Certain prior-year amounts have been reclassified to conform to the June 30, 1996 presentation.

2.    Inventories consist of the following:


                                       JUNE 30,        MARCH 31,
                                        1996             1996
                                       -------         ---------
      Raw materials and parts          $17,345          $13,975
      Work in process                    3,354            2,827
      Finished products                  3,909            4,909
                                       -------          -------
                                       $24,608          $21,711
                                       =======          =======




3. Telex's tax provision is calculated on a separate company basis, and Telex's taxable income is included in the consolidated federal income tax returns of TCG. The amount listed as "Due to parent" represents the tax benefit Telex received from TCG.

                           TELEX COMMUNICATIONS, INC.

                                (IN THOUSANDS)

                                 (UNAUDITED)


4. The Company calculated its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income before income taxes for the interim period. The effective tax rate applied was 36.8 and 40.8 percent for the three months ended June 30, 1996 and 1995, respectively.

                           TELEX COMMUNICATIONS, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


FORWARD LOOKING STATEMENTS

     The statements in Part I of this Form 10-Q that are forward looking are based on current expectations, and actual results may differ materially. Forward looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to: the timely development and market acceptance of new products; the impact of competitive products and pricing; the effect of changing general and industry specific economic conditions; the Company's ability to access external sources of capital; and such risks and uncertainties detailed from time-to-time in the Company's Securities and Exchange Commission reports and filings.


RESULTS OF OPERATIONS

     General. Telex Communications, Inc. ("Telex" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Telex Communications Group, Inc. ("TCG"). TCG has no operations, and its principal asset is its investment in the Company.

     The following tables set forth, for the periods indicated, the Company's net sales in thousands:

                                    THREE MONTHS ENDED JUNE 30,
                                        1996          1995
                                      -------        -------
Net Sales:
   Professional Sound                 $13,683        $12,628
   Multimedia/Audio Communications     11,790          8,434
   RF/Communications                    5,768          5,156
   Hearing Instruments                  5,963          5,789
                                      -------        -------
      Total net sales                 $37,204        $32,007
                                      =======        =======



Three Months Ended June 30, 1996 Compared to the Three Months Ended June 30,
1995

     Net sales increased $5,197,000 (16.2%), over the same period last year due to increased shipments in each of the four business segments.

     Net sales of Professional Sound products increased $1,055,000 (8.4%) for the quarter ended June 30, 1996, primarily due to increased shipments of intercom systems, slightly offset by decreased shipments of microphones. The increased sales of intercom systems were in part due to continued growth in sales of new products introduced last year and an increase in broadcast equipment demand related to the 1996 Olympics.

     Net sales of Multimedia/Audio Communications products increased $3,356,000 (39.8%) for the quarter ended June 30, 1996, primarily as a result of increased shipments of computer audio and LCD projection products. The increase in sales volume of computer audio and LCD projection products resulted from the continued growth of computer audio and multimedia applications use.

     Net sales of RF/Communications products increased $612,000 (11.9%) for the quarter ended June 30, 1996, as a result of increased shipments of talking book players to the Library of Congress, partially offset by reduced shipments of military vehicular antennas. The increase in sales of talking book players is the result of a higher unit volume and selling price associated with the current contract compared to the previous contract in the same period last year. Shipments of military vehicular antennas ended as the last shipments under the remaining contract with the United States Department of Defense were made in the fourth quarter of Fiscal 1996. Sales under the military vehicular antenna contract accounted for 4.0% of net sales for the quarter ended June 30, 1995. The Company does not expect to ship these products again in the foreseeable future.

     Net sales of Hearing Instruments products increased $174,000 (3.0%) for the quarter ended June 30, 1996. This improvement is due to higher unit volumes of the Company's hearing aid and auditory trainer products.

     Gross profit for the quarter ended June 30, 1996 increased $3,939,000 (33.0%). The impact from the Company's adoption of and accounting for impairment of long-lived assets in the fourth quarter of Fiscal 1996 increased gross profit in the first quarter by approximately $349,000 due to lower levels of depreciation expense. Gross margin increased 5.4% percentage points from 37.3% for the quarter ended June 30, 1995 to 42.7% for the quarter ended June 30, 1996. The rate increase was the result of higher gross margins in the Multimedia/Audio Communications, RF/Communications and Hearing Instruments segments. The gross margin rate in the Professional Sound segment remained unchanged. The increase in Multimedia/Audio Communications gross margin is in part due to increased shipments of higher margin products combined with lower production costs and productivity improvements realized in the manufacturing processes. In addition, gross margin for LCD projection products increased from the recent introduction of the next generation LCD projection products. The increase in gross margin in the RF/Communications segment was due principally to (i) the new talking book player contract and (ii) the absence of military vehicular antenna shipments as noted above, which resulted in increased gross margins due to the fact that gross margins for military vehicular antennas were significantly lower than the segment's other product lines. The increase in gross margin in the Hearing Instruments segment was primarily the result of increased prices and lower production costs. During the quarter ended June 30, 1996, the Company opened a 32,500 square foot leased manufacturing facility in Hermosillo, Sonora, Mexico and will be seeking to improve its gross margins over the next several years by locating a portion of its manufacturing at such facility.

     Operating expenses decreased $433,000 (4.9%), and represented 22.7% of net sales for the quarter ended June 30, 1996, compared to 27.8% of net sales for the same period in Fiscal 1996. The impact from the Company's adoption of and accounting for impairment of long-lived assets in the fourth quarter of Fiscal 1996 resulted in decreased amortization expense in the first quarter related to intangible assets of approximately $390,000. Engineering expenses decreased slightly by $83,000 (4.6%), primarily due to decreased outside development costs. Marketing expenses decreased $266,000 (5.8%), primarily due to a decrease in advertising, promotional programs and related marketing and development costs as compared to the same period last year. General and administrative expenses increased $406,000 (25.8%), as a result of increased wages, outside service costs, and increased incentive compensation resulting from the higher sales volume and profitability during the quarter.

     The Company's effective tax rate for the quarter ended June 30, 1996 was
36.8 percent compared to 40.8 percent for the same period in the prior fiscal year. The decrease in the effective tax rate was primarily the result of decreased levels of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had cash and cash equivalents of $26,442,000 compared to $23,001,000 at March 31, 1996. The increase in cash and cash equivalents relates principally to an increase in income from operations. Inventory turns decreased to 3.7 for the period ended June 30, 1996 compared to
3.9 at Fiscal 1996 year end. The ratio of current assets to current liabilities increased to 3.0 to 1 at June 30, 1996 compared to 2.9 to 1 at March 31, 1996, due to increased cash and inventories.

     The Company's principal source of funds has consisted of cash generated from operating activities. Historically, the Company's principal non-operating uses of cash have been for interest expense, repayments of long-term debt, capital expenditures, and certain repurchases of TCG securities. Net cash provided from operations for the three months ended June 30, 1996, was $5,682,000 versus $3,187,000 for the comparable period in Fiscal 1996. The Company's capital expenditures were $2,241,000 for the three months ended June 30, 1996, compared to $1,121,000 for the same period in Fiscal 1996. The increase in first quarter capital expenditures was anticipated, as the Company began the implementation in May 1996 of a project to replace and upgrade the Company's computer information systems. Fiscal 1997 capital expenditures for this project are anticipated to be approximately $3,000,000. In addition, the Company anticipates that capital expenditures to complete this project in Fiscal 1998 and 1999 will total approximately $1,500,000 per year. The Company anticipates capital expenditures for Fiscal 1997, other than for the new computer information systems project, will continue at, or exceed, the level experienced in Fiscal 1996.

     The Company's consolidated indebtedness at June 30, 1996 was $100,000,000. The degree to which the Company is leveraged could have important consequences, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired;
(ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Company's long-term debt and its other existing indebtedness; (iii) the agreements governing the Company's long-term indebtedness contain certain restrictive financial and operating covenants; (iv) the Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage;
(v) the Company may be hindered in its ability to adjust rapidly to changing market conditions; and (vi) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or its business.

     The Company has a revolving credit agreement with a commitment of $25,000,000, subject to a borrowing base calculation. As of June 30, 1996, there were no borrowings outstanding and net availability under the credit agreement (computed by deducting approximately $5,731,000 of letters of credit outstanding) totaled approximately $19,269,000.

                                  SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.





                                     TELEX COMMUNICATIONS, INC.

Dated:  August 13, 1996              By: /s/ John L. Hale
        ---------------                  --------------------------------------
                                         John L. Hale
                                         Chairman of the Board
                                         (President and Chief Executive Officer)




                                     TELEX COMMUNICATIONS, INC.


Dated:  August 13, 1996              By: /s/ John T. Hislop
        ---------------                  ---------------------------------------
                                         John T. Hislop
                                         Vice President and Chief Financial
                                         Officer, Treasurer and Assistant
                                         Secretary
                                         (Principal Financial & Accounting
                                         Officer)