Form 10-Q
period 1996-09-30
TELEX COMMUNICATIONS INC
filed 1996-11-01
CIK 857668

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

  For the six months ended September 30, 1996   Commission File No. 33-78806

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

                                                            YES   X     NO
                                                                 ---       ---

           500 COMMON SHARES WERE OUTSTANDING AS OF OCTOBER 31, 1996



                       THIS DOCUMENT CONTAINS  12  PAGES.


================================================================================

                  TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                                     INDEX





PART I    FINANCIAL INFORMATION

          ITEM 1       Financial Statements                               Page No.
                                                                          --------
                       Condensed Consolidated Statements of Operations        3
                       (Unaudited) for the three and six months ended
                       September 30, 1996 and 1995

                       Condensed Consolidated Balance Sheets at               4
                       September 30, 1996 (Unaudited) and March 31, 1996

                       Condensed Consolidated Statements of Cash              5
                       Flows (Unaudited) for the six months ended
                       September 30, 1996 and 1995

                       Notes to Condensed Consolidated Financial              6-7
                       Statements (Unaudited)

          ITEM 2       Management's Discussion and Analysis of                8-11
                       Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

          ITEM 6       Exhibits and Reports on Form 8-K

                       (a) Exhibits - None

                       (b) There were no reports on Form 8-K for the three months ended September 30, 1996

          SIGNATURES                                                            12


                           TELEX COMMUNICATIONS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                                SEPTEMBER 30,        SEPTEMBER 30,
                                                -----------------    ----------------
                                                   1996       1995    1996         1995
Net Sales                                       $41,646    $ 33,913      $78,850     $ 65,920
Cost of sales                                    24,021      20,904       45,354       40,979
                                                -------    --------      -------     --------
                                                 17,625      13,009       33,496       24,941

Operating expenses:
   Engineering and development                    1,663       1,571        3,391        3,382
   Marketing                                      4,803       4,107        9,136        8,706
   General and administrative                     2,080       1,806        4,060        3,380
   Amortization of goodwill and other               411         879          823        1,781
   intangibles                                  -------    --------      -------     --------
                                                  8,957       8,363       17,410       17,249
                                                -------    --------      -------     --------
Operating profit                                  8,668       4,646       16,086        7,692
Interest expense                                 (3,135)     (3,130)      (6,287)      (6,242)
Other income                                        418         159          808          394
                                                -------    --------      -------     --------
Income before income taxes                        5,951       1,675       10,607        1,844
Provision for income taxes                        2,423         669        4,136          738
                                                -------    --------      -------     --------
Net income                                      $ 3,528    $  1,006      $ 6,471     $  1,106
                                                =======    ========      =======     ========

                           TELEX COMMUNICATIONS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                            SEPTEMBER 30,  MARCH 31,
                                                                                  1996       1996
                                                                                  ----       ----
                                                                                    (UNAUDITED)
Current assets:
        Cash and cash equivalents                                             $ 24,870       $ 23,001
        Accounts receivable, net of allowance                                   25,412         25,438
        Inventories                                                             24,461         21,711
        Deferred income taxes                                                    2,433          2,433
        Other                                                                    1,345          1,057
                                                                               -------        -------
                Total current assets                                            78,521         73,640


Property, plant and equipment, net of accumulated depreciation                  19,404         17,616
Deferred financing costs                                                         2,699          2,884
Deferred income taxes                                                            4,629          4,629
Intangible assets, net of accumulated amortization                              21,224         22,048
                                                                               -------        -------
                                                                              $126,477       $120,817
                                                                               -------        -------

                  LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current liabilities:
        Accounts payable                                                      $  7,319       $  9,091
        Accrued wages and benefits                                               3,057          3,289
        Taxes other than income taxes                                              471            717
        Other accrued liabilities                                                6,441          6,329
        Accrued interest                                                         2,521          2,508
        Income taxes                                                             4,348          3,436
                                                                               -------        -------
                Total current liabilities                                       24,157         25,370


Long-term debt                                                                 100,000        100,000
Due to parent                                                                    2,018          2,029
Pension accrual                                                                  1,844          1,207
Other accrued liabilities                                                           56            280

Shareholder's equity (deficit):
        Common stock and capital in excess of par                               20,001         20,001
        Retained earnings (accumulated deficit)                                (21,599)       (28,070)
                                                                               -------        -------
                Total shareholder's equity (deficit)                            (1,598)        (8,069)
                                                                               -------        -------
                                                                              $126,477       $120,817
                                                                               =======        =======

                            See accompanying notes.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                   ---------------
                                                                   1996       1995
Operating activities:
        Net income                                                $  6,471    $ 1,106
        Adjustments to reconcile net income to cash
          flows from operations:
            Depreciation                                             1,996      2,803
            Amortization of intangibles and deferred financing       1,009      1,966
            Provision for bad debts                                     75         75
            Change in operating assets and liabilities:
                  Receivables                                          (49)    (1,773)
                  Inventories                                       (2,750)    (2,598)
                  Other current assets                                (288)       178
                  Accounts payable and accrued expenses               (682)    (1,768)
                  Accrued interest                                      13        (33)
                  Income taxes payable                                 912      1,764
            Change in non-current liabilities                          402       (337)
                                                                    ------      -----
        Net cash provided by operating activities                    7,109      1,383
                                                                    ------      -----
Investing activities:
        Additions to property, plant and equipment                  (5,240)    (2,123)
        Acquisition of product line                                    -         (252)
                                                                    ------      -----
        Net cash (used in) investing activities                     (5,240)    (2,375)


Cash and cash equivalents:
        Net increase (decrease)                                      1,869       (992)
        Beginning of period                                         23,001      7,793
                                                                    ------      -----
        End of period                                             $ 24,870    $ 6,801
                                                                    ======      =====

                           TELEX COMMUNICATIONS, INC.

                   NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                                 (IN THOUSANDS)

                                  (UNAUDITED)

1. Telex Communications, Inc. ("Telex" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Telex Communications Group, Inc. ("TCG").

     The condensed consolidated balance sheet as of September 30, 1996, the condensed consolidated statements of operations for the three and six months ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six months ended September 30, 1996 and 1995, have been prepared by the Company without being audited.

     In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Telex Communications, Inc. at September 30, 1996 and the results of its operations and cash flows for all periods presented.

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

     Certain prior-year amounts have been reclassified to conform to the September 30, 1996 presentation.

2.   Inventories consist of the following:

                                             SEPTEMBER 30,    MARCH 31,
                                                1996           1996
                                                ----           ----
Raw materials and parts                      $  16,709       $  13,975
Work in process                                  4,285           2,827
Finished products                                3,467           4,909
                                                ------          ------
                                             $  24,461       $  21,711
                                                ======          ======

                           TELEX COMMUNICATIONS, INC.

             NOTES TO CONDENSED CONSOLIDATED STATEMENTS (CONTINUED)
                                 (IN THOUSANDS)

                                  (UNAUDITED)



3. Telex's tax provision is calculated on a separate company basis, and Telex's taxable income is included in the consolidated federal income tax returns of TCG. The amount listed as "Due to parent" represents the tax benefit Telex received from TCG.

4. The Company calculated its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income before income taxes for the interim period. The effective tax rate applied was 40.7 and 39.0 percent for the three and six months ended September 30, 1996, respectively. The effective tax rate for the same periods in Fiscal 1995 was 40.0 percent.

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


     The following tables set forth, for the periods indicated, the Company's net sales in thousands:

                                                  Three months ended            Six months ended
                                                     September 30,               September 30,
                                                 1996            1995         1996          1995
                                                 ----            ----         ----          ----
Net Sales
  Professional Sound                             $ 14,922      $ 12,812     $ 28,605       $ 25,441
  Multimedia/Audio Communications                  14,364        10,475       26,154         18,908
  RF/Communications                                 5,764         4,665       11,532          9,821
  Hearing Instruments                               6,596         5,961       12,559         11,750
                                                   ======        ======       ======         ======
   Total net sales                               $ 41,646      $ 33,913     $ 78,850       $ 65,920

RESULTS OF OPERATIONS (CONTINUED)

Three and Six Months Ended September 30, 1996 Compared to the Three and Six Months Ended September 30, 1995

     Consolidated net sales increased $7,733,000 (22.8%), and $12,930,000 (19.6%) for the quarter and six months ended September 30, 1996, respectively, due to increased shipments in each of the four business segments.

     Net sales of Professional Sound products increased $2,110,000 (16.5%) and $3,164,000 (12.4%) for the quarter and six months ended September 30, 1996, respectively, due primarily to increased shipments of intercom systems, slightly offset by decreased shipments of microphones. The increased sales of intercom systems were in part due to continued growth in sales of new products introduced last year and an increase in broadcast equipment demand related to the 1996 Olympics.

     Net sales of Multimedia/Audio Communications products increased $3,889,000 (37.1%) and $7,246,000 (38.3%) for the quarter and six months ended September 30, 1996, respectively, primarily as a result of increased shipments of computer audio and LCD projection products. The increase in sales volume of computer audio and LCD projection products resulted from the continued growth of computer audio and multimedia applications use.

     Net sales of RF/Communications products increased $1,099,000 (23.6%) and $1,711,000 (17.4%) for the quarter and six months ended September 30, 1996, respectively, as a result of increased shipments of talking book players to the Library of Congress and new wireless LAN antenna products, partially offset by reduced shipments of military vehicular antennas. The increase in sales of talking book players is the result of a higher unit volume and selling price associated with the current contract compared to the previous contract in the same period last year. Shipments of military vehicular antennas ended as the last shipments under the remaining contract with the United States Department of Defense were made in the fourth quarter of Fiscal 1996. Sales under the military vehicular antenna contract accounted for 2.6% of net sales for the quarter ended September 30, 1995. The Company does not expect to ship these products again in the foreseeable future.

     Net sales of Hearing Instruments products increased $635,000 (10.7%) and $809,000 (6.9%) for the quarter and six months ended September 30, 1996, respectively. This improvement is due to higher unit volumes of the Company's hearing aid and auditory trainer products.

     Gross profit increased $4,616,000 (35.5%) and $8,555,000 (34.3%) for the quarter and six months ended September 30, 1996, respectively. The impact from the Company's adoption of and accounting for impairment of long-lived assets in the fourth quarter of Fiscal 1996 increased gross profit for the quarter and six months ended September 30, 1996 by approximately $349,000 and $698,000, respectively, due to lower levels of depreciation expense. Gross margin increased 3.9 and 4.7 percentage points to 42.3% and 42.5% for the quarter and six months ended September 30, 1996, respectively. The rate increase was the result of higher gross margins in the Multimedia/Audio Communications, RF/Communications and Hearing Instruments segments. The gross margin rate in the Professional Sound segment remained unchanged. The increase in Multimedia/Audio Communications gross margin is in part due to increased shipments of higher margin products combined with lower production costs and productivity improvements realized in the manufacturing processes. In addition, gross margin for LCD projection products increased from the recent introduction of the next generation LCD projection products, which experienced lower gross margins from an inventory reduction program in place in the same periods in Fiscal 1996. The increase in gross margin in the RF/Communications segment was due principally to (i) the new talking book player contract and
(ii) the absence of military vehicular antenna shipments as noted above, which resulted in increased gross margins due to the fact that gross margins for military vehicular antennas were significantly lower than the segment's other product lines. The increase in gross margin in the Hearing Instruments segment was in part due to increased prices and lower production costs of hearing aids, and sales of a new product introduced in the previous quarter. During the quarter ended September 30, 1996, the Company began initial production at its manufacturing facility in Hermosillo, Sonora, Mexico and will be seeking to improve its gross margins over the next several years by locating a portion of its manufacturing at such facility.

     Operating expenses increased $594,000 (7.1%) and $161,000 (0.9%) for the quarter and six months ended September 30, 1996, respectively. Total operating expenses represented 21.5% and 22.1% of net sales for the quarter and six months ended September 30, 1996, respectively, compared to 24.7% and 26.2% of net sales for the same periods in Fiscal 1996. The impact from the Company's adoption of and accounting for impairment of long-lived assets in the fourth quarter of Fiscal 1996 resulted in decreased amortization expense for the quarter and six months ended September 30, 1996 of approximately $468,000 and $950,000, respectively. Engineering expenses increased slightly by $92,000 (5.9%) and $9,000 (0.3%) for the quarter and six months ended September 30, 1996, respectively, principally due to increased outside development costs and related expenses. Marketing expenses increased $696,000 (16.9%) and $430,000 (4.9%) for the quarter and six months ended September 30, 1996, respectively. The marketing expense increase was the result of higher sales related costs, including sales demonstration costs, increased commissions related to the increased sales volume, and an increase in advertising costs. General and administrative expenses increased $274,000 (15.2%) and $680,000 (20.1%) for the quarter and six months ended September 30, 1996, respectively, primarily as a result of increased travel and outside service costs.

     Other income increased $259,000 (163%) and $414,000 (105%) for the quarter and six months ended September 30, 1996. This increase is principally the result of interest income on higher average cash balances compared to the same periods in Fiscal 1996.

     The Company's effective tax rate was 40.7 and 39.0 percent for the quarter and six months ended September 30, 1996, respectively. The effective tax rate for the same periods the prior fiscal year was 40.0 percent.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had cash and cash equivalents of $24,870,000 compared to $23,001,000 at March 31, 1996. The increase in cash and cash equivalents relates principally to an increase in income from operations. Inventory turns remained at 3.9 for the periods ended September 30, 1996 and March 31, 1996. The ratio of current assets to current liabilities increased to 3.25 to 1 at September 30, 1996 compared to 2.9 to 1 at March 31, 1996, due to increased cash and inventories.

     The Company's principal source of funds has consisted of cash generated from operating activities. Historically, the Company's principal non-operating uses of cash have been for interest expense, repayments of long-term debt, capital expenditures, and certain repurchases of TCG securities. Net cash provided from operations for the six months ended September 30, 1996, was $7,109,000 versus $1,383,000 for the comparable period in Fiscal 1996. The Company's capital expenditures were $5,240,000 for the six months ended September 30, 1996, compared to $2,123,000 for the same period in Fiscal 1996. The increase in first half capital expenditures was anticipated, as the Company began the implementation in May 1996 of a project to replace and upgrade the Company's computer information systems. Fiscal 1997 capital expenditures for this project are anticipated to be approximately $3,000,000. In addition, the Company anticipates that capital expenditures to complete this project in Fiscal 1998 will total approximately $1,300,000. The Company anticipates capital expenditures for Fiscal 1997, other than for the new computer information systems project, will continue at, or exceed, the level experienced in Fiscal 1996.

     The Company's consolidated indebtedness at September 30, 1996 was $100,000,000. The degree to which the Company is leveraged could have important consequences, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Company's long-term debt and its other existing indebtedness; (iii) the agreements governing the Company's long-term indebtedness contain certain restrictive financial and operating covenants; (iv) the Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage; (v) the Company may be hindered in its ability to adjust rapidly to changing market conditions; and (vi) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or its business.

     The Company has a revolving credit agreement with a commitment of $25,000,000, subject to a borrowing base calculation. As of September 30, 1996, there were no borrowings outstanding and net availability under the credit agreement (computed by deducting approximately $5,911,000 of letters of credit outstanding) totaled approximately $19,089,000.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.





                                             TELEX COMMUNICATIONS, INC.

Dated:  November 1, 1996                     By:  /s/ John L. Hale
        ----------------                          -----------------------
                                                  John L. Hale
                                                  Chairman of the Board
                                                  (President and Chief
                                                  Executive Officer)

                                             TELEX COMMUNICATIONS, INC.

Dated:  November 1, 1996                     By:  /s/ John T. Hislop
        ----------------                          -----------------------
                                                  John T. Hislop
                                                  Vice President and Chief Financial
                                                  Officer, Treasurer and Assistant Secretary
                                                  (Principal Financial & Accounting
                                                  Officer)