Form 10-Q/A
period 1996-09-30
TELEX COMMUNICATIONS INC
filed 1997-02-05
CIK 857668

                                                                      CONFORMED
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                                            YES   X     NO
                                                                 ---       ---

           500 COMMON SHARES WERE OUTSTANDING AS OF OCTOBER 31, 1996



                       THIS DOCUMENT CONTAINS  2  PAGES.


================================================================================

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.





                                             TELEX COMMUNICATIONS, INC.

Dated:  February 5, 1997                     By:  /s/ John L. Hale
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

Dated:  February 5, 1997                     By:  /s/ John T. Hislop
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