Form 10-Q
period 1996-12-31
TELEX COMMUNICATIONS INC
filed 1997-02-14
CIK 857668

                                                                CONFORMED
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  For the nine months ended December 31, 1996   Commission File No. 33-78806

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

                                                         YES   X     NO
                                                            ------     ------

           500 COMMON SHARES WERE OUTSTANDING AS OF  JANUARY 31, 1997


                        THIS DOCUMENT CONTAINS 13 PAGES.

--------------------------------------------------------------------------------

                  TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                                     INDEX



PART I    FINANCIAL INFORMATION

          ITEM 1       Financial Statements                                     Page No.
                                                                                --------

                       Condensed Consolidated Statements of Operations               3
                       (Unaudited) for the three and nine months ended
                       December 31, 1996 and 1995

                       Condensed Consolidated Balance Sheets at                      4
                       December 31, 1996 (Unaudited) and March 31, 1996

                       Condensed Consolidated Statements of Cash                     5
                       Flows (Unaudited) for the nine months ended
                       December 31, 1996 and 1995

                       Notes to Condensed Consolidated Financial                    6-7
                       Statements (Unaudited)

          ITEM 2       Management's Discussion and Analysis of                      8-12
                       Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

          ITEM 6       Exhibits and Reports on Form 8-K

                       (a) Exhibits - None

                       (b) There were no reports on Form 8-K for the
                           nine months ended December 31, 1996

          SIGNATURES                                                                  13


                         TELEX COMMUNICATIONS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                               (IN THOUSANDS)

                                 (UNAUDITED)



                                                              Three months ended               Nine months ended
                                                                 December 31,                     December 31,
                                                          --------------------------------------------------------------
                                                                1996            1995         1996           1995

Net Sales                                                   $   47,186      $   39,283    $ 126,036      $ 105,203
Cost of sales                                                   27,877          23,935       73,231         64,914
                                                            ----------      ----------    ---------      ---------
                                                                19,309          15,348       52,805         40,289
Operating expenses:
    Engineering and development                                  1,898           1,632        5,289          5,014
    Marketing                                                    4,908           3,720       14,044         12,426
    General and administrative                                   2,386           1,736        6,446          5,116
    Amortization of goodwill and other intangibles                413             802        1,236          2,583
                                                            ----------      ----------    ---------      ---------
                                                                 9,605           7,890       27,015         25,139
                                                            ----------      ----------    ---------      ---------

Operating profit                                                 9,704           7,458       25,790         15,150
Interest expense                                                (3,132)         (3,145)      (9,419)        (9,387)
Other income                                                       417             228        1,225            622
                                                            ----------      ----------    ---------      ---------
Income before income taxes                                       6,989           4,541       17,596          6,385
Provision for income taxes                                       2,725           1,817        6,861          2,555
                                                            ----------      ----------    ---------      ---------
Net income                                                  $    4,264      $    2,724    $  10,735     $    3,830
                                                            ==========      ==========    =========     ==========



                            See accompanying notes.

                         TELEX COMMUNICATIONS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)


                                   ASSETS


                                                                            December 31,                March 31,
                                                                                1996                      1996
                                                                                ----                      ----
                                                                            (UNAUDITED)
Current assets:
     Cash and cash equivalents                                              $    35,147                 $  23,001
     Accounts receivable, net of allowance                                       28,375                    25,438
     Inventories                                                                 23,456                    21,711
     Deferred income taxes                                                        2,433                     2,433
     Other                                                                        1,406                     1,057
                                                                            -----------                 ---------
         Total current assets                                                    90,817                    73,640

Property, plant and equipment, net of accumulated depreciation                   19,994                    17,616
Deferred financing costs                                                          2,610                     2,884
Deferred income taxes                                                             4,629                     4,629
Intangible assets, net of accumulated amortization                               20,812                    22,048
                                                                            -----------                 ---------
                                                                            $   138,862                 $ 120,817
                                                                            ===========                 =========


                                          LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                       $    11,729                 $   9,091
     Accrued wages and benefits                                                   3,237                     3,289
     Taxes other than income taxes                                                  493                       717
     Other accrued liabilities                                                    6,759                     6,329
     Accrued interest                                                             5,529                     2,508
     Income taxes                                                                 4,441                     3,436
                                                                            -----------                 ---------
         Total current liabilities                                               32,188                    25,370

Long-term debt                                                                  100,000                   100,000
Due to parent                                                                     2,057                     2,029
Pension accrual                                                                   1,844                     1,207
Other accrued liabilities                                                           113                       280

Shareholder's equity (deficit):
     Common stock and capital in excess of par                                   20,001                    20,001
     Cumulative translation adjustment                                               (6)                        -
     Retained earnings (accumulated deficit)                                    (17,335)                  (28,070)
                                                                            -----------                 ---------
         Total shareholder's equity (deficit)                                     2,660                    (8,069)
                                                                            -----------                 ---------
                                                                           $    138,862                 $ 120,817
                                                                           ============                 =========


                           See accompanying notes.

                         TELEX COMMUNICATIONS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (IN THOUSANDS)


                                 (UNAUDITED)

                                                                            Nine months ended
                                                                               December 31,
                                                                         -----------------------------
OPERATING ACTIVITIES:                                                       1996          1995
                                                                            ----          ----
    Net income                                                          $    10,735    $      3,830
    Adjustments to reconcile net income to cash
      flows from operations:
             Depreciation                                                     2,953           4,230
             Amortization of intangibles and deferred financing costs         1,510           2,861
             Provision for bad debts                                            225               5
             Change in operating assets and liabilities:
                      Receivables                                            (3,162)         (5,109)
                      Inventories                                            (1,745)         (1,220)
                      Other current assets                                     (349)            242
                      Accounts payable and accrued expenses                   3,956          (1,083)
                      Accrued interest                                        3,021           2,967
                      Income taxes payable                                    1,005           3,273
             Change in non-current liabilities                                  498            (418)
                                                                        -----------     -----------
    Net cash provided by operating activities                                18,647           9,623
                                                                        -----------     -----------
INVESTING ACTIVITIES:
         Additions to property, plant and equipment                          (6,495)         (2,648)
         Acquisition of product line                                              -            (252)
                                                                        -----------     -----------
         Net cash (used in) investing activities                             (6,495)         (2,900)
                                                                        -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                     (6)              -
                                                                        -----------     -----------
CASH AND CASH EQUIVALENTS:
         Net increase                                                        12,146           6,723
         Beginning of period                                                 23,001           7,793
                                                                        -----------     -----------
         End of period                                                  $    35,147     $    14,516
                                                                        ===========     ===========

                           See accompanying notes.

                           TELEX COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (IN THOUSANDS)

                                  (UNAUDITED)

1. Telex Communications, Inc. ("Telex" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Telex Communications Group, Inc. ("TCG").

      The condensed consolidated balance sheet as of December 31, 1996, the condensed consolidated statements of operations for the three and nine months ended December 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine months ended December 31, 1996 and 1995, have been prepared by the Company without being audited.

      In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Telex Communications, Inc. at December 31, 1996 and the results of its operations and cash flows for all periods presented.

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

      The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

2.    Inventories consist of the following:


                                              DECEMBER 31,      MARCH 31,
                                                1996             1996
                                                ----             ----
Raw materials and parts                       $  16,049         $  13,975
Work in process                                   3,302             2,827
Finished products                                 4,105             4,909
                                              ---------         ---------
                                              $  23,456         $  21,711
                                              =========         =========


                           TELEX COMMUNICATIONS, INC.

                                (IN THOUSANDS)

                                  (UNAUDITED)


3. Telex's tax provision is calculated on a separate company basis, and Telex's taxable income is included in the consolidated federal income tax returns of TCG. The amount listed as "Due to parent" represents the tax benefit Telex received from TCG.

4. The Company calculated its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income before income taxes for the interim period. The effective tax rate applied was 39.0 percent for both the quarter and nine months ended December 31, 1996, respectively. The effective tax rate for the same periods in Fiscal 1996 was 40.0 percent.

                           TELEX COMMUNICATIONS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


     The following tables set forth, for the periods indicated, the Company's net sales by strategic business unit (in thousands):




                                                Three months ended                   Nine months ended
                                                  December 31,                          December 31,
                                            1996          1995                      1996           1995
                                            ----          ----                      ----           ----
Net Sales:
   Professional Sound                   $    14,635       $  13,585              $   43,353      $  39,026
   Multimedia/Audio Communications           19,491          12,984                  45,534         31,892
   RF/Communications                          6,993           7,142                  18,523         16,963
   Hearing Instruments                        6,067           5,572                  18,626         17,322
                                        -----------       ---------              ----------      ---------
      Total net sales                   $    47,186       $  39,283              $  126,036      $ 105,203
                                        ===========       =========              ==========      =========

Three and Nine Months Ended December 31, 1996 Compared to the Three and Nine Months Ended December 31, 1995

     Net sales increased $7,903,000 (20%) for the quarter ended December 31, 1996, as a result of increased shipments in the Professional Sound, Multimedia/Audio Communications and Hearing Instruments segments. Net sales increased $20,833,000 (19.8%) for the nine months ended December 31, 1996, due to increased shipments in each of the four business segments.

     Net sales of Professional Sound products increased $1,050,000 (7.7%) and $4,327,000 (11.1%) for the quarter and nine months ended December 31, 1996, respectively, due primarily to increased shipments of intercom systems, partially offset by decreased shipments of microphone products. The increased sales of intercom systems were in part due to continued growth in sales of new products introduced last year and an increase in broadcast equipment demand related to the 1996 Olympics.

     Net sales of Multimedia/Audio Communications products increased $6,507,000 (50.1%) and $13,642,000 (42.8%) for the quarter and nine months ended December 31, 1996, respectively, primarily as a result of increased shipments of computer audio, LCD projection and aircraft communications products. The increase in sales volume of computer audio and LCD projection products resulted from the continued growth of computer audio and multimedia applications use. The aircraft communications increase was favorably impacted by a stronger market in the aviation industry and a change in sales distribution channel compared to the same periods in Fiscal 1996.

     Net sales of RF/Communications products decreased $149,000 (2.1%) and increased $1,560,000 (9.2%) for the quarter and nine months ended December 31, 1996, respectively. The decrease for the quarter was primarily due to reduced shipments of military vehicular antennas, partially offset by increased shipments of taking book players to the Library of Congress, CB microphones and wireless LAN antenna products. The increase for the nine months ended December 31, 1996 was primarily due to increased shipments of talking book players to the Library of Congress and wireless LAN antenna products, partially offset by reduced shipments of military vehicular antennas. The increase in sales of talking book players is the result of a higher unit volume and selling price associated with the current contract compared to the previous contract in the same periods last year. The talking book sales increase was proportionally higher for the nine months ending December 31, 1996. Shipments of military vehicular antennas ended as the last shipments under the remaining contract with the United States Department of Defense were made in the fourth quarter of Fiscal 1996. The Company does not expect to ship these products again in the foreseeable future.

     Net sales of Hearing Instruments products increased $495,000 (8.9%) and $1,304,000 (7.5%) for the quarter and nine months ended December 31, 1996, respectively. For the quarter, increased shipments of hearing aid products were slightly offset by decreased shipments of auditory trainer products. The increase for the nine months ended December 31, 1996 was due to increased shipments of hearing aid and auditory trainer products.

     Gross profit increased $3,961,000 (25.8%) and $12,516,000 (31.1%) for the quarter and nine months ended December 31, 1996, respectively. The impact from the Company's adoption of and accounting for impairment of long-lived assets in the fourth quarter of Fiscal 1996 increased gross profit for the quarter and nine months ended December 31, 1996 by approximately $221,000 and $1,126,000, respectively, due to lower levels of depreciation expense. Gross margin increased 1.8 and 3.6 percentage points to 40.9% and 41.9% for the quarter and nine months ended December 31, 1996, respectively. The gross margin increase was the result of higher margins in the Multimedia/Audio Communications and RF/Communications segments. Gross margin in the Hearing Instruments segment was down slightly during the quarter, but overall was higher for the nine months ended December 31, 1996 as compared to the same periods last year.

     Gross margin in the Professional Sound segment for both the quarter and nine months ended December 31, 1996 was comparable to the same periods in the prior fiscal year. Gross margin in the Multimedia/Audio Communications segment improved primarily as a result of higher margins in computer audio, LCD projection, and aircraft communications products. This increase continued to be favorably impacted by increased shipments of higher margin products, lower production costs and productivity improvements realized in the manufacturing processes. In addition, aircraft communications margins were favorably impacted from a change in the sales distribution channel. Gross margin increased in the RF/Communications segment due to increased shipments of higher margin commercial products and the absence of lower margin military vehicular antenna shipments as noted above. In addition, gross margin for the nine months ended December 31, 1996 increased from the new talking book player contract as described above. Gross margin in the Hearing Instruments Group decreased slightly during the quarter primarily due to a larger proportion of sales into the European market at lower average selling prices. For the nine months ended December 31, 1996, gross margin increased due to higher prices and lower production costs of hearing aids.

     During the quarter ended December 31, 1996, the Company realized lower production costs associated with its manufacturing facility in Hermosillo, Sonora, Mexico. The Company will be seeking to improve its gross margins over the next several years by locating a portion of its manufacturing at this facility.

     Operating expenses increased $1,715,000 (21.7%) and $1,876,000 (7.5%) for the quarter and nine months ended December 31, 1996, respectively. Total operating expenses represented 20.4% and 21.4% of net sales for the quarter and nine months ended December 31, 1996, respectively, compared to 20.1% and 23.9% of net sales for the same periods in Fiscal 1996. The impact from the Company's adoption of and accounting for impairment of long-lived assets in the fourth quarter of Fiscal 1996 resulted in decreased amortization expense for the quarter and nine months ended December 31, 1996 of approximately $388,000 and $1,167,000, respectively. Engineering expenses increased by $266,000 (16.3%) and $275,000 (5.5%) for the quarter and nine months ended December 31, 1996, respectively, principally due to increased costs related to internal product development. Marketing expenses increased $1,188,000 (31.9%) and $1,618,000 (13.0%) for the quarter and nine months ended December 31, 1996, respectively. The marketing expense increase was the result of higher sales-related costs associated with the increased sales volume and an increase in advertising costs. General and administrative expenses increased $650,000 (37.4%) and $1,330,000 (26.0%) for the quarter and nine months ended December 31, 1996, respectively, primarily as a result of increased compensation expense and costs associated with the Company's new computer information systems project.

     Other income increased $189,000 (82.9%) and $603,000 (96.9%) for the quarter and nine months ended December 31, 1996. This increase is principally the result of interest income on higher average cash balances compared to the same periods in Fiscal 1996.

     The Company's effective tax rate was 39.0 percent for both the quarter and nine months ended December 31, 1996, respectively. The effective tax rate for the same periods last year was 40.0 percent.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had cash and cash equivalents of $35,147,000 compared to $23,001,000 at March 31, 1996. The increase in cash and cash equivalents relates principally to an increase in income from operations. Inventory turns improved slightly to 4.0 for the twelve months ended December 31, 1996, up from 3.9 for the fiscal year ended March 31, 1996. The ratio of current assets to current liabilities decreased slightly to 2.8 to 1 at December 31, 1996 compared to 2.9 to 1 at March 31, 1996, due to increased accounts payable and accrued interest balances.

     The Company's principal source of funds has consisted of cash generated from operating activities. Historically, the Company's principal non-operating uses of cash have been for interest expense, repayments of long-term debt, capital expenditures, and certain repurchases of TCG securities. Net cash provided from operations for the nine months ended December 31, 1996, was $18,647,000 versus $9,623,000 for the same period in Fiscal 1996. The Company's capital expenditures were $6,495,000 for the nine months ended December 31, 1996, compared to $2,648,000 for the same period in last year.
The increase in capital expenditures was anticipated, as the Company began the implementation of a project in May 1996 to replace and upgrade the Company's computer information systems. Fiscal 1997 capital expenditures for this project are anticipated to be approximately $4,000,000. In addition, the Company anticipates that capital expenditures to complete this project in Fiscal 1998 will total approximately $1,300,000. The Company anticipates capital expenditures for Fiscal 1997, other than for the new computer information systems project, will continue at, or exceed, the level experienced in Fiscal 1996.

     The Company's consolidated indebtedness at December 31, 1996 was $100,000,000. The degree to which the Company is leveraged could have important consequences, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on the Company's long-term debt and its other existing indebtedness; (iii) the agreements governing the Company's long-term indebtedness contain certain restrictive financial and operating covenants; (iv) the Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage; (v) the Company may be hindered in its ability to adjust rapidly to changing market conditions; and (vi) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or its business.

     The Company has a revolving credit agreement with a commitment of $25,000,000, subject to a borrowing base calculation. As of December 31, 1996, there were no borrowings outstanding and net availability under the credit agreement (computed by deducting approximately $4,593,000 of letters of credit outstanding) totaled approximately $20,407,000.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




                                 TELEX COMMUNICATIONS, INC.



Dated:  February 14, 1997        By: /s/ John L. Hale
        -----------------            ---------------------------
                                     John L. Hale
                                     Chairman of the Board
                                     (President and Chief Executive Officer)



                                 TELEX COMMUNICATIONS, INC.


Dated:  February 14, 1997        By: /s/ John T. Hislop
        -----------------            --------------------------
                                     John T. Hislop
                                     Vice President and Chief Financial
                                     Officer, Treasurer and Assistant Secretary
                                     (Principal Financial & Accounting
                                     Officer)