Form 10-Q
period 1997-09-30
TELEX COMMUNICATIONS INC
filed 1997-10-31
CIK 857668

     CONFORMED
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the six months ended September 30, 1997        Commission File No. 333-30679

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

                               ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             YES   X     NO
                                                                  ---       ---
          500 COMMON SHARES WERE OUTSTANDING AS OF  SEPTEMBER 30, 1997


                        THIS DOCUMENT CONTAINS 12 PAGES.

================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATMENTS


                           TELEX COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                  (UNAUDITED)

                                                 QUARTER ENDED                      SIX MONTHS ENDED
                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                                --------------------------------------------------------------
                                                    1997         1996              1997               1996
                                                ----------   ----------        ----------         ------------
Net Sales                                       $  43,109    $   41,646        $   82,653         $   78,850
Cost of sales                                      24,657        24,021            48,142             45,354
                                                ---------    ----------        ----------         ----------
                                                   18,452        17,625            34,511             33,496
Operating expenses:
  Engineering and development                       2,189         1,663             4,618              3,391
  Marketing                                         4,938         4,803            10,608              9,136
  General and administrative                        4,068         2,080            15,319              4,060
  Corporate charges                                   430             -               692                  -
  Amortization of goodwill and other
    intangibles                                       412           411               944                823
                                                ---------    ----------        ----------         ----------
                                                   12,037         8,957            32,181             17,410
                                                ---------    ----------        ----------         ----------

Operating profit (loss)                             6,415         8,668             2,330             16,086
Other income (expense):
  Interest                                         (6,023)       (3,135)          (13,066)            (6,287)
  Recapitalization                                    202             -            (6,750)                 -
  Other, net                                           43           418               346                808
                                                ---------    ----------        ----------         ----------
Income (loss) before income taxes and
  extraordiny loss                                    637         5,951           (17,140)            10,607
Provision (benefit) for income taxes                  259         2,423            (4,171)             4,136
                                                ---------    ----------        ----------         ----------
Income (loss) before extraordinary loss               378         3,528           (12,969)             6,471
Extraordinary loss on early retirement of
  debt, net of income taxes                             -             -           (10,553)                 -
                                                ---------    ----------        ----------         ----------
Net income (loss)                                $    378    $    3,528        $  (23,522)        $    6,471
                                                =========    ==========        ==========         ==========

                            See accompanying notes.

                           TELEX COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)





                     ASSETS

                                                               September 30,         March 31,
                                                                  1997                  1997
                                                                -----------          ---------
                                                                (UNAUDITED)
Current assets:
 Cash and cash equivalents                                    $      358            $  35,742
 Accounts receivable, net of allowance                            27,888               29,459
 Recoverable income taxes                                          7,976                  -
 Inventories                                                      27,290               23,495
 Deferred income taxes                                             2,813                2,813
 Other                                                             1,801                1,525
                                                              ----------            ---------
   Total current assets                                           68,126               93,034

Property, plant and equipment, net of accumulated
   depreciation                                                   21,409               20,867
Deferred financing costs                                           9,964                2,525
Deferred income taxes                                             14,953                3,990
Intangible assets, net of accumulated amortization                19,456               20,400
                                                              ----------            ---------
                                                              $  133,908            $ 140,816
                                                              ==========            =========
              LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                                             $    9,536            $  12,224
 Revolving line of credit                                          2,300                  -
 Accrued wages and benefits                                        4,255                3,813
 Pension accrual                                                   1,648                1,535
 Taxes other than income taxes                                       201                  470
 Other accrued liabilities                                         5,741                5,374
 Accrued interest                                                  5,938                2,504
 Income taxes                                                        189                2,991
 Current maturities of long-term debt                              3,750                  -
                                                              ----------            ---------
   Total current liabilities                                      33,558               28,911

Long-term debt                                                   236,250              100,000
Due to parent                                                      3,758                3,502
Pension accrual                                                    1,844                1,844
Other accrued liabilities                                            342                  303

Shareholder's equity (deficit):
 Common stock and capital in excess of par                         2,521               20,001
 Cumulative translation adjustment                                   (27)                 -
 Accumulated deficit                                            (144,338)             (13,745)
                                                              ----------            ---------
   Total shareholder's equity (deficit)                         (141,844)               6,256
                                                              ----------            ---------
                                                              $  133,908            $ 140,816
                                                              ==========            =========

                            See accompanying notes.

                           TELEX COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                          SIX MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                        ----------------------
OPERATING ACTIVITIES:                                                                                     1997          1996
                                                                                                          ----          ----
  Net income (loss)                                                                                     $ (23,522)   $   6,471
  Adjustments to reconcile net income (loss) to cash flows from operations:
    Depreciation                                                                                            2,021        1,996
    Amortization of intangibles and deferred financing costs                                                1,529        1,009
    Provision for bad debts                                                                                   121           75
    Write-off of deferred financing costs                                                                   4,171            -
    Transactions expense                                                                                    6,750            -
    Bond premium, consent and tender fees paid on early retirement of debt                                 15,093            -
    Non-cash compensation expense from change in terms of options                                           7,410            -
    Non-cash compensation expense from option grants                                                        2,520            -
    Deferred income taxes                                                                                 (10,964)           -
    Change in operating assets and liabilities:
     Income taxes                                                                                             104          912
     Receivables                                                                                            1,450          (49)
     Inventories                                                                                           (3,795)      (2,750)
     Other current assets                                                                                    (275)        (288)
     Accounts payable and accrued expenses                                                                 (2,377)        (682)
     Accrued interest                                                                                       3,434           13
    Change in non-current liabilities                                                                         295          402
                                                                                                        ---------    ---------
  Net cash provided by operating activities                                                                 3,965        7,109
                                                                                                        ---------    ---------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                                               (2,563)      (5,240)
                                                                                                        ---------    ---------
  Net cash (used in) investing activities                                                                  (2,563)      (5,240)
                                                                                                        ---------    ---------

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                                                115,000            -
  Proceeds from issuance of 10.5% Notes                                                                   125,000            -
  Change in revolving line of credit, net                                                                   2,300            -
  Retirement of 12% Notes                                                                                (100,000)           -
  Bond premium, consent and tender fees paid on early retirement of debt                                  (15,093)           -
  Equity contribution from parent                                                                         108,353            -
  Repurchase common stock and outstanding options                                                        (253,898)           -
  Deferred financing costs                                                                                (12,195)           -
  Transactions expense                                                                                     (6,253)           -
                                                                                                        ---------    ---------
  Net cash (used in) investing activities                                                                 (36,786)           -
                                                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                                                                                 (35,384)       1,869
  Beginning of period                                                                                      35,742       23,001
                                                                                                        ---------    ---------
  End of period                                                                                         $     358    $  24,870
                                                                                                        =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
  Interest                                                                                              $   8,911    $   6,028
                                                                                                        =========    =========
  Income taxes (refunds), net                                                                           $    (518)   $   3,207
                                                                                                        =========    =========

                            See accompanying notes.

                           TELEX COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. Telex Communications, Inc. ("Telex" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Telex Communications Group, Inc. ("TCG").

   The condensed consolidated balance sheet as of September 30, 1997 and the condensed consolidated statements of operations and cash flows for the quarters and six months ended September 30, 1997 and 1996, have been prepared by the Company without being audited.

   In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Telex at September 30, 1997 and the results of its operations and cash flows for all periods presented.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the more detailed information, risk factors and financial statements, including the related notes, included in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 5, 1997.

   The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.


2. Inventories consist of the following, in thousands:


                                                 SEPTEMBER 30,   MARCH 31,
                                                    1997           1997
                                                    ----           ----
Raw materials and parts                          $    17,147    $   15,097
Work in process                                        3,682         2,954
Finished products                                      6,461         5,444
                                                 -----------    ----------
                                                 $    27,290    $   23,495
                                                 ===========    ==========



3. Telex's tax provision is calculated on a separate company basis, and Telex's taxable income is included in the consolidated federal income tax returns of TCG. The amount listed as "Due to parent" represents the tax benefit Telex received from TCG.

4. The Company calculated its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income before income taxes for the interim period. The effective tax (benefit) rate applied was 40.7% and 24.3% for the quarter and six months ended September 30, 1997. The effective tax rate for the same periods in Fiscal 1997 was 40.7% and 39.0%, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

The statements in of this Form 10-Q that are forward looking are based on current expectations, and actual results may differ materially. Forward looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to: the timely development and market acceptance of new products; the impact of competitive products and pricing; the effect of changing general and industry specific economic conditions; the Company's ability to access external sources of capital; and such risks and uncertainties detailed from time-to-time in the Company's Securities and Exchange Commission reports and filings.

RESULTS OF OPERATIONS

General. Telex Communications, Inc. ("Telex" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Telex Communications Group, Inc. ("TCG"). TCG has no operations, and its principal asset is its investment in the Company.

The following tables set forth, for the periods indicated, the Company's net sales, in thousands:


                                       Quarter ended September 30,         Six months ended September 30,
                                           1997            1996               1997                1996
                                           ----            ----               ----                ----
Net Sales:
 Professional Sound and
   Entertainment                      $      16,553  $     14,922        $     30,538      $     28,605
 Multimedia/Audio Communications             12,562        14,364              26,105            26,154
 RF/Communications                            6,577         5,764              12,085            11,532
 Hearing Instruments                          7,417         6,596              13,925            12,559
                                      -------------  ------------        ------------      ------------
    Total net sales                   $      43,109  $     41,646        $     82,653      $     78,850
                                      =============  ============        ============      ============



QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1996.

Net sales increased $1.5 million (3.5%), and $3.8 million (4.8%) for the quarter and six months ended September 30, 1997, respectively, due to increased shipments in three of the four business segments.

Net sales of Professional Sound and Entertainment products increased $1.6 million (10.9%), and $1.9 million (6.8%) for the quarter and six months ended September 30, 1997, respectively, primarily due to increased shipments of wireless microphone products. The increase in wireless microphone shipments was primarily the result of new products introduced in the fourth quarter of Fiscal 1997.

Net sales of Multimedia/Audio Communications products decreased $1.8 million (12.5%), and $0.1 million (0.2%) for the quarter and six months ended September 30, 1997, respectively, primarily as a result of decreased shipments of LCD projection products partially offset by increased shipments of aircraft communications products.

Net sales of RF/Communications products increased $0.8 million (14.1%), and $0.6 million (4.8%) for the quarter and six months ended September 30, 1997, respectively, as a result of increased shipments of CB microphones, commercial antenna systems and talking book players to the Library of Congress.

Net sales of Hearing Instruments products increased $0.8 million (12.5%), and $1.4 million (10.9%) for the quarter and six months ended September 30, 1997, respectively. This improvement is due to higher unit volumes of the Company's hearing aid and auditory trainer products.

Gross profit increased $0.8 million (4.7%), and $1.0 million (3.0%) for the quarter and six months ended September 30, 1997,respectively. Gross margin increased 0.5 percentage points from 42.3% for the quarter ended September 30, 1996 to 42.8% for the quarter ended September 30, 1997. The rate increase was the result of higher gross margins in the Professional Sound and Entertainment segment offset by declines in gross margins for the Multimedia/Audio Communications, Hearing Instruments and RF/Communications segments.

Operating expenses for the quarter and six months ended September 30, 1997 (not including costs related to the Transactions of $1.8 million and $9.5 million, respectively), increased $1.2 million (13.9%), and $3.4 million (19.6%), respectively. Operating expenses represented 23.7%, and 25.2% of net sales for the quarter and six months ended September 30, 1997, compared to 21.5% and 22.1% of net sales for the same periods in Fiscal 1997. Engineering expenses increased by $0.5 million (31.6%), and $1.2 million (36.2%) for the quarter and six months ended September 30, 1997, respectively, primarily due to increased outside development costs incurred to accelerate new product development. Marketing expenses increased $0.1 million (2.8%), and $1.5 million (16.1%) for the quarter and six months ended September 30, 1997, respectively, primarily due to increased advertising and marketing development costs associated with new products, and increased travel and commission expenses. Marketing expense decreased $0.7 million (12.9%) for the quarter ended September 30, 1997, from the unusually high levels for the quarter ended June 30, 1997, and were consistent with management's expectations. Marketing expenses represented 11.5% and 12.8% of sales for the quarter and six months ended September 30, 1997, respectively, compared with 11.5% and 11.6% of sales for the same periods in Fiscal 1997.

Excluding the Transactions, general and administrative expenses increased $0.2 million (7.5%), and decreased $0.1 million (2.5%) for the quarter and six months ended September 30, 1997, respectively. Included in general and administrative expenses for the quarter and six months ended September 30, 1997, were compensation charges of $1.8 million and $11.1 million, respectively, associated with changes in the terms of the Rollover Options, new option grants and special management bonus compensation. Corporate charges include fees in the amount of $0.4 million and $0.7 million for the quarter and six months ended September 30, 1997, respectively, for consulting and management services provided by GSCP under a management and services agreement.

Interest expense increased $2.9 million (92.1%), and $6.8 million (107.8%) for the quarter and six months ended September 30, 1997. The increase was due to $1.7 million of loan fees paid in connection with a bridge loan commitment related to the Transactions in the first quarter and an increase in average outstanding indebtedness for the quarter and six months ended September 30, 1997.

The Company calculates its income tax provision (benefit) for interim periods by estimating its annual effective tax rate and applying this rate to the income (loss) before income taxes for the interim periods. The effective tax (benefit) rate applied was 40.7% and 24.3% for the quarter and six months ended September 30, 1997, respectively. The effective tax rate was 40.7% and 39.0% for the same periods in Fiscal 1997.

In the first quarter of Fiscal 1998 the Company recorded an extraordinary loss on the early retirement of debt consisting of the bond premium, consent and tender fees, along with the write-off of deferred financing costs associated with the repurchase and early retirement of the Company's $100.0 million Senior Notes, which totaled $17.6 million ($10.6 million net of income taxes).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had cash and cash equivalents of $0.4 million compared to $35.7 million at March 31, 1997. The ratio of current assets to current liabilities decreased to 2.0 to 1.0 at September 30, 1997, compared to 3.2 to 1.0 at March 31, 1997. The decrease in cash and cash equivalents and the ratio of current assets to current liabilities was the result of the Transactions, which utilized $36.5 million of available cash.

The Company's principal source of funds has consisted of cash generated from operating activities. Historically, the Company's principal non-operating uses of cash have been for interest expense, repayments of long-term debt, capital expenditures, and certain repurchases of TCG securities. Net cash provided by operations for the six months ended September 30, 1997, was $4.0 million versus $7.1 million for the same period in Fiscal 1997. The decrease in cash provided by operations was primarily the result of lower operating profit and the recording of the Transactions. Net cash used in financing activities for the six months ended September 30, 1997, was $36.8 million. There were no cash flows from financing activities for the comparable period in Fiscal 1997. The net cash used in financing activities was for fees and expenses associated with the Transactions of $6.3 million which were charged to non-operating expense, deferred debt financing fees of $12.2 million and bond premium, consent and tender fees paid on the early retirement of debt of $15.1 million.

Inventory has increased at September 30, 1997 $3.8 million (16.2%) from March 31, 1997, primarily in preparation for new product launches scheduled for the remaining two quarters in Fiscal 1998. As the Company introduces new products, the potential for inventory obsolescence is addressed by: coordinating the phase out of products nearing the end of their salable lives, conducting reviews for obsolescence and related liquidation measures, and providing monthly provisions to ensure an adequate reserve is maintained.

The Company's capital expenditures were $2.6 million for the six months ended September 30, 1997, compared to $5.2 million for the same periods in Fiscal 1997. The decrease in capital expenditures for the six months ended September 30, 1997 was anticipated, as the Company is nearing completion of the project to replace and upgrade the Company's computer information systems. The Company anticipates that capital expenditures to complete the upgrade of the Company's computer information systems will total approximately $1.8 million in Fiscal 1998. The Company anticipates total capital expenditures for Fiscal 1998 will be approximately $4.5 million. This amount includes approximately $2.7 million that management estimates is required for maintenance levels of capital expenditures.

The Company has an available $25.0 million commitment under the Revolving Credit Facility, subject to a borrowing base calculation. As of September 30, 1997, there was $2.3 million outstanding and net availability under the Revolving Credit Facility (computed by deducting approximately $3.2 million of letters of credit outstanding) totaled $19.5 million, subject to borrowing base limitations. The effective interest rate under the Company's Senior Secured Credit Facility for the quarter and six months ended September 30, 1997 was approximately 8.7% and 8.6%, respectively.

As a result of the Transactions, the Company's consolidated indebtedness at September 30, 1997 increased to $242.3 million, compared to $100.0 million at March 31, 1997. The degree to which the Company is leveraged could have important consequences, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (ii) a substantial portion of the Company's cash flows from operations must be dedicated to the payment of interest on the Company's long-term debt and its other existing indebtedness; (iii) the agreements governing the Company's long-term indebtedness contain certain restrictive financial and operating covenants; (iv) the Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage; (v) the Company may be hindered in its ability to adjust rapidly to changing market conditions; and (vi) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or its business.

Management believes that cash generated from operations, together with amounts available under the Revolving Credit Facility, will be adequate to meet its debt service and principal payment requirements, capital expenditure needs and working capital requirements. However, no assurance can be given in this regard and working capital requirements may change. The Company's future operating performance and its ability to service its obligations under the Notes and the Senior Secured Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

MANAGEMENT OF FOREIGN CURRENCY RISK

The Company enters into forward exchange contracts to hedge inventory purchases denominated in Japanese yen on a continuing basis for periods consistent with its inventory purchase commitments. These foreign exchange contracts typically have maturities which do not exceed one year and require the Company to exchange U.S. dollars for Japanese yen at maturity, at rate agreed to at the inception of the contracts. As of September 30, 1997, the Company had foreign currency forward exchange contracts, all having a maturity of less than one year, to exchange yen for U.S. dollars in the amount of $1.7 million. Gross deferred unrealized losses from hedging firm purchase commitments at September 30, 1997 were not material.

ENVIRONMENTAL MATTERS

The Company is a party in a number of environmental enforcement matters and related claims which have arisen in the ordinary course of business. The Company believes that such matters and claims, if finally determined in a manner adverse to the Company, whether considered separately or in the aggregate, would not have a material adverse effect on the operating results or financial condition of the Company. The Company believes that compliance with current federal, state and local environmental protection laws and provisions should not have a material adverse effect on the operating income or financial condition of the Company. The assessment of materiality of such environmental matters and claims is based on a gross determination of such charges that could occur and does not give effect to possible third party recoveries.

PART II.   OTHER INFORMATION

ITEM 5    OTHER INFORMATION


On October 10, 1997, the Company completed the Exchange Offer of its outstanding 10 1/2% Senior Subordinated Notes due 2007 (the "Existing Notes") for new 10 1/2% Senior Subordinated Notes due 2007 (the "New Notes"). All of the Existing Notes were tendered and accepted for exchange in the Exchange Offer.

The New Notes were registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 5, 1997. The Existing Notes were originally issued and sold in a transaction under the Securities Act and resold to certain qualified institutional buyers in reliance on, and subject to the restriction imposed pursuant to, Rule 144A under the Securities Act. The terms of the New Notes are identical in all material respects to the terms of the Existing Notes for which they were exchanged pursuant to the Exchange Offer, except that the New Notes have been registered under the Securities Act.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27             Financial data schedule        Filed herewith electronically


(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the six months ended September 30, 1997.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.






                                   TELEX COMMUNICATIONS, INC.



Dated:  October 31, 1997           By: /s/ John Hale
        ----------------               ------------------------------------
                                       John L. Hale
                                       Chairman of the Board,
                                       (President and Chief Executive Officer)





                                   TELEX COMMUNICATIONS, INC.

Dated:  October 31, 1997           By: /s/ John Hislop
        ----------------               -----------------------------------
                                       John T. Hislop
                                       Vice President, Chief Financial Officer,
                                       (Principal Financial & Accounting
                                       Officer)