Form 10-Q
period 1997-12-31
TELEX COMMUNICATIONS INC
filed 1998-02-17
CIK 857668

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

For the nine months ended December 31, 1997       Commission File No. 333-30679

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

                            -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          YES   X     NO
                                                              -----      -----

          500 COMMON SHARES WERE OUTSTANDING AS OF  DECEMBER 31, 1997


                       THIS DOCUMENT CONTAINS 13 PAGES.

================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          TELEX COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)

                                  (UNAUDITED)


                                                          Quarter ended               Nine months ended
                                                           December 31,                  December 31,
                                                     -----------------------------------------------------
                                                         1997          1996         1997         1996
                                                         ----          ----         ----         ----
Net Sales                                            $     42,737   $    47,186  $  125,390    $  126,036
Cost of sales                                              23,744        27,877      71,886        73,231
                                                     ------------   -----------  ----------    ----------
                                                           18,993        19,309      53,504        52,805
Operating expenses:
  Engineering and development                               2,088         1,898       6,706         5,289
  Marketing                                                 4,887         4,908      15,495        14,044
  General and administrative                                3,564         2,386      18,883         6,446
  Corporate charges                                           430             0       1,122             0
  Amortization of goodwill and other intangibles              412           413       1,356         1,236
                                                     ------------   -----------  ----------    ----------
                                                           11,381         9,605      43,562        27,015
                                                     ------------   -----------  ----------    ----------

Operating profit                                            7,612         9,704       9,942        25,790

Other income (expense):
  Interest                                                 (6,262)       (3,132)    (19,328)       (9,419)
  Recapitalization                                             40             0      (6,710)            0
  Other, net                                                  (49)          417         297         1,225
                                                     ------------   -----------  ----------    ----------

Income (loss) before income taxes and extraordinary         1,341         6,989     (15,799)       17,596
Provision (benefit) for income taxes                          537         2,725      (3,634)        6,861
                                                     ------------   -----------  ----------    ----------
Income (loss) before extraordinary loss                       804         4,264     (12,165)       10,735
Extraordinary loss on early retirement of debt, net           -             -       (10,553)          -
                                                     ------------   -----------  ----------    ----------
Net income (loss)                                    $        804   $     4,264  $  (22,718)   $   10,735
                                                     ============   ===========  ==========    ==========



                            See accompanying notes.

                          TELEX COMMUNICATIONS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                       ASSETS
                                                                           December 31       March 31,
                                                                              1997             1997
                                                                              ----             ----
                                                                           (UNAUDITED)
Current assets:
 Cash and cash equivalents                                                $        308     $      35,742
 Accounts receivable, net of allowance                                          25,655            29,459
 Recoverable income taxes                                                        7,976                 -
 Inventories                                                                    28,844            23,495
 Deferred income taxes                                                           2,813             2,813
 Other                                                                           2,734             1,525
                                                                          ------------     -------------
   Total current assets                                                         68,330            93,034

Property, plant and equipment, net of accumulated deprecia                      21,516            20,867
Deferred financing costs                                                         9,745             2,525
Deferred income taxes                                                           14,954             3,990
Intangible assets, net of accumulated amortization                              19,043            20,400
                                                                          ------------     -------------
                                                                          $    133,588     $     140,816
                                                                          ============     =============

                       LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current liabilities:
 Accounts payable                                                         $      9,589     $      12,224
 Revolving line of credit                                                        3,296                -
 Accrued wages and benefits                                                      4,538             3,813
 Pension accrual                                                                 1,805             1,535
 Taxes other than income taxes                                                     469               470
 Other accrued liabilities                                                       4,618             5,374
 Accrued interest                                                                2,844             2,504
 Income taxes                                                                      614             2,991
 Current maturities of long-term debt                                            8,000               -
                                                                          ------------     -------------
   Total current liabilities                                                    35,773            28,911

Long-term debt                                                                 232,000           100,000
Due to parent                                                                    3,759             3,502
Pension accrual                                                                  1,844             1,844
Other accrued liabilities                                                          327               303

Shareholder's equity (deficit):
 Common stock and capital in excess of par                                       3,781            20,001
 Cumulative translation adjustment                                                 (53)              -
 Accumulated deficit                                                          (143,843)          (13,745)
                                                                         =============     =============
   Total shareholder's equity (deficit)                                       (140,115)            6,256
                                                                         =============     =============
                                                                         $     133,588     $     140,816
                                                                         =============     =============

                             See accompanying notes

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                   -------------------------
OPERATING ACTIVITIES:                                                                  1997           1996
                                                                                       ----           ----
     Net income (loss)                                                             $ (22,718)     $  10,735
     Adjustments to reconcile net income (loss) to cash flows from operations:
        Depreciation                                                                   3,003          2,953
        Amortization of intangibles and deferred financing costs                       2,278          1,510
        Provision for bad debts                                                          167            225
        Write-off of deferred financing costs                                          4,171           --
        Transactions expense                                                           6,712           --
        Bond premium, consent and tender fees paid on early retirement of debt        15,093           --
        Non-cash compensation expense from change in terms of options                  7,410           --
        Non-cash compensation expense from option grants                               3,780           --
        Deferred income taxes                                                        (10,964)          --
        Change in operating assets and liabilities:
            Income taxes                                                                 684          1,005
            Receivables                                                                3,637         (3,162)
            Inventories                                                               (5,349)        (1,745)
            Other current assets                                                      (1,208)          (349)
            Accounts payable and accrued expenses                                     (2,397)         3,956
            Accrued interest                                                             340          3,021
        Change in non-current liabilities                                                280            498
                                                                                   ---------      ---------
     Net cash provided by operating activities                                         4,919         18,647
                                                                                   ---------      ---------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                       (3,280)        (6,495)

     Additions to equipment leased to customers                                         (372)          --
                                                                                   ---------      ---------
     Net cash (used in) investing activities                                          (3,652)        (6,495)
                                                                                   ---------      ---------

FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                                        115,000           --
     Proceeds from issuance of 10.5% Notes                                           125,000           --
     Change in revolving line of credit, net                                           3,296           --
     Retirement of 12% Notes                                                        (100,000)          --
     Bond premium, consent and tender fees paid on early retirement of debt          (15,093)          --
     Equity contribution from parent                                                 108,353           --
     Repurchase common stock and outstanding options                                (253,898)          --
     Deferred financing costs                                                        (12,312)          --
     FICA tax paid on change in terms of options                                        (309)          --
     Transactions expense                                                             (6,712)          --
                                                                                   ---------      ---------
     Net cash (used in) investing activities                                         (36,675)          --
                                                                                   ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                             (26)            (6)
                                                                                   ---------      ---------
CASH AND CASH EQUIVALENTS:
     Net increase (decrease)                                                         (35,434)        12,146
     Beginning of period                                                              35,742         23,001
                                                                                   ---------      ---------
     End of period                                                                 $     308      $  35,147
                                                                                   =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
     Interest                                                                      $  16,179      $   6,000
                                                                                   =========      =========
     Income taxes (refunds), net                                                   $    (408)     $   5,804
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

     The condensed consolidated balance sheet as of December 31, 1997 and the condensed consolidated statements of operations and cash flows for the quarters and nine months ended December 31, 1997 and 1996, have been prepared by the Company without being audited.

     In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Telex at December 31, 1997 and the results of its operations and cash flows for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the more detailed information, risk factors and financial statements, including the related notes, included in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 5, 1997 (the "Form S-4"). Unless otherwise defined herein, capitalized terms shall have the meaning set forth in the Form S-4.

     The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.


2.   Inventories consist of the following, in thousands:

                                            DECEMBER 31,     MARCH 31,
                                               1997            1997
                                               ----            ----
Raw materials and parts                      $18,729         $15,097
Work in process                                3,116           2,954
Finished products                              6,999           5,444
                                             -------         -------
                                             $28,844         $23,495
                                             =======         =======



3. Telex's tax provision is calculated on a separate company basis, and Telex's taxable income is included in the consolidated federal income tax returns of TCG. The amount listed as "Due to parent" represents the tax benefit Telex received from TCG.

4. The Company calculated its income tax provision for interim periods by estimating its annual effective tax rate and applying this rate to the income before income taxes for the interim period. The effective tax (benefit) rate applied was 40.0% and 23.0% for the quarter and nine months ended December 31, 1997. The effective tax rate for the same periods in Fiscal 1997 was 39.0% and 39.0%, respectively.

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

The following tables set forth, for the periods indicated, the Company's net sales, in thousands:

                                                   Quarter ended December 31,         Nine months ended December 31,
                                                     1997              1996              1997              1996
                                                     ----              ----              ----              ----
Net Sales:
    Professional Sound and Entertainment          $ 15,489          $ 14,635          $ 45,951          $ 43,353
    Multimedia/Audio Communications                 13,489            19,491            39,677            45,534
    RF/Communications                                6,822             6,993            18,905            18,523
    Hearing Instruments                              6,937             6,067            20,857            18,626
                                                  --------          --------          --------          --------
       Total net sales                            $ 42,737          $ 47,186          $125,390          $126,036
                                                  ========          ========          ========          ========


QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1996.

Net sales decreased $4.4 million (9.4%), and $0.6 million (0.5%) for the quarter and nine months ended December 31, 1997, respectively, due to decreased shipments in one of the four business segments, partially offset by increased shipments in two of the four business segments.

Net sales of Professional Sound and Entertainment products increased $0.9 million (5.8%), and $2.6 million (6.0%) for the quarter and nine months ended December 31, 1997, respectively, primarily due to increased shipments of wireless intercom and microphone products. The increase in wireless intercom and microphone shipments was primarily the result of new products introduced in the fourth quarter of Fiscal 1997.

Net sales of Multimedia/Audio Communications products decreased $6.0 million (30.8%), and $5.9 million (12.9%) for the quarter and nine months ended December 31, 1997, respectively, primarily as a result of decreased shipments of computer audio and LCD projection products partially offset by increased shipments of aircraft communications products. The decreased shipments for the quarter and nine months of computer audio products was the result of a significant drop in sales to one key customer beginning in the first quarter of the current fiscal year. The decreased shipments for the quarter and nine months of LCD projection products was primarily the result of increased competition and the delay in the availability of certain new products.

Net sales of RF/Communications products decreased $0.2 million (2.4%), and increased $0.4 million (2.1%) for the quarter and nine months ended December 31, 1997, respectively. The decrease for the quarter was the result of decreased shipments of commercial antenna systems and talking book players to the Library of Congress, while the increase for the nine months was the result of increased shipments of CB microphones, commercial antenna systems and talking book players to the Library of Congress

Net sales of Hearing Instruments products increased $0.9 million (14.3%), and $2.2 million (12.0%) for the quarter and nine months ended December 31, 1997, respectively. This improvement is due to higher unit volumes of the Company's hearing aid and auditory trainer products.

Gross profit decreased $0.3 million (1.6%), and increased $0.7 million (1.3%) for the quarter and nine months ended December 31, 1997, respectively. Gross margin increased 3.5 percentage points from 40.9% for the quarter ended December 31, 1996 to 44.4% for the quarter ended December 31, 1997. The rate increase was the result of higher gross margins in the Professional Sound and Entertainment and RF/Communications segments partially offset by slight declines in gross margins for the Multimedia/Audio Communications and Hearing Instruments segments.

Operating expenses for the quarter and nine months ended December 31, 1997 (not including costs related to the Transactions of $1.8 million and $13.2 million, respectively, and not including amortization of intangible assets), decreased $0.1 million (0.6%), and $3.2 million (12.5%), respectively. Operating expenses represented 21.4%, and 23.1% of net sales for the quarter and nine months ended December 31, 1997, compared to 19.5% and 20.5% of net sales for the same periods in Fiscal 1997. Engineering expenses increased by $0.2 million (10.0%), and $1.4 million (26.8%) for the quarter and nine months ended December 31, 1997, respectively, primarily due to increased outside development costs incurred to accelerate new product development. Marketing expenses were flat for the quarter ended December 31, 1997, and increased $1.5 million (10.3%) for the nine months ended December 31, 1997. The increase during the nine months ended December 31, 1997 was the result of increased advertising and marketing development costs associated with new products, and increased travel and commission expenses in the first quarter of the current fiscal year. Marketing expenses represented 11.4% and 12.4% of sales for the quarter and nine months ended December 31, 1997, respectively, compared with 10.4% and 11.1% of sales for the same periods in Fiscal 1997.

Excluding the Transactions, general and administrative expenses decreased $0.7 million (27.5%), and $0.8 million (11.7%) for the quarter and nine months ended December 31, 1997, respectively. Included in general and administrative expenses for the quarter and nine months ended December

31, 1997, were compensation charges of $1.8 million and $13.2 million, respectively, associated with changes in the terms of the Rollover Options, new option grants and special management bonus compensation. Corporate charges include fees in the amount of $0.4 million and $1.1 million for the quarter and nine months ended December 31, 1997, respectively, for consulting and management services provided by GSCP under a management and services agreement.

Interest expense increased $3.1 million (99.9%), and $9.9 million (105.2%) for the quarter and nine months ended December 31, 1997. The increase was due to $1.7 million of loan fees paid in connection with a bridge loan commitment related to the Transactions in the first quarter and an increase in average outstanding indebtedness for the quarter and nine months ended December 31, 1997.

The Company calculates its income tax provision (benefit) for interim periods by estimating its annual effective tax rate and applying this rate to the income (loss) before income taxes for the interim periods. The effective tax (benefit) rate applied was 40.0% and 23.0% for the quarter and nine months ended December 31, 1997, respectively. The effective tax rate was 39.0% and 39.0% for the same periods in Fiscal 1997.

In connection with the Transactions, the Company in the first quarter of Fiscal 1998 recorded an extraordinary loss on the early retirement of debt consisting of the bond premium, consent and tender fees, along with the write-off of deferred financing costs associated with the repurchase and early retirement of the Company's $100.0 million Senior Notes, which totaled $17.6 million ($10.6 million net of income taxes).

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had cash and cash equivalents of $0.3 million compared to $35.7 million at March 31, 1997. The ratio of current assets to current liabilities decreased to 1.9 to 1.0 at December 31, 1997, compared to
3.2 to 1.0 at March 31, 1997. The decrease in cash and cash equivalents and the ratio of current assets to current liabilities was the result of the Transactions, which utilized $36.5 million of available cash.

The Company's principal source of funds has consisted of cash generated from operating activities. Historically, the Company's principal non-operating uses of cash have been for interest expense, repayments of long-term debt, capital expenditures, and certain repurchases of TCG securities. Net cash provided by operations for the nine months ended December 31, 1997, was $4.9 million versus $18.6 million for the same period in Fiscal 1997. The decrease in cash provided by operations was primarily the result of lower operating profits and higher interest expense. Net cash used in financing activities for the nine months ended December 31, 1997, was $36.7 million. There were no cash flows from financing activities for the comparable period in Fiscal 1997. The net cash used in financing activities was primarily for fees and expenses associated with the Transactions of $6.7 million which were charged to non-operating expense, deferred debt financing fees of $12.3 million and bond premium, consent and tender fees paid on the early retirement of debt of $15.1 million.

Inventory increased $5.3 million (22.8%) at December 31, 1997 from March 31, 1997, primarily in preparation for new product launches scheduled for the first six months of calendar year 1998. As the Company introduces new products, the potential for inventory obsolescence is addressed by coordinating the phase out of products nearing the end of their salable lives, conducting reviews for obsolescence and related liquidation measures, and providing monthly provisions to ensure an adequate reserve is maintained.

The Company's expenditures for property, plant and equipment were $3.3 million for the nine months ended December 31, 1997, compared to $6.5 million for the same period in Fiscal 1997. In addition, the Company has capitalized $0.4 million of inventory leased to customers. The decrease in expenditures for the nine months ended December 31, 1997, was anticipated, as the Company is nearing completion of the project to replace and upgrade the Company's computer information systems. The Company anticipates total expenditures for property, plant and equipment for Fiscal 1998 will be approximately $5.0 million. This amount includes approximately $2.7 million that management estimates is required for maintenance levels of capital expenditures.

The Company has a Senior Secured Credit Facility consisting of a Term Loans Facility of $115.0 million and an available $25.0 million commitment under a Revolving Credit Facility, subject to a borrowing base calculation. As of December 31, 1997, there was $115.0 million outstanding on the Term Loan Facility and $3.3 million outstanding on the Revolving Credit Facility. Net availability on the Revolving Credit Facility (computed by deducting approximately $5.8 million of letters of credit outstanding) totaled $15.9 million at December 31, 1997, subject to borrowing base limitations. The effective interest rate under the Company's Senior Secured Credit Facility for the quarter and nine months ended December 31, 1997 was approximately 8.5% and 8.6%, respectively.

As a result of the Transactions, the Company's consolidated indebtedness at December 31, 1997, increased to $243.3 million, compared to $100.0 million at March 31, 1997. The degree to which the Company is leveraged could have important consequences, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired; (ii) a substantial portion of the Company's cash flows from operations must be dedicated to the payment of interest on the Company's long-term debt and its other existing indebtedness; (iii) the agreements governing the Company's long-term indebtedness contain certain restrictive financial and operating covenants; (iv) the Company is substantially more leveraged than certain of its competitors, which might place the Company at a competitive disadvantage; (v) the Company may be hindered in its ability to adjust rapidly to changing market conditions; and (vi) the Company's substantial degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or its business.

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

MANAGEMENT OF FOREIGN CURRENCY RISK

From time to time the Company enters into forward exchange contracts to hedge inventory purchases denominated in Japanese yen for periods consistent with its inventory purchase commitments. These foreign exchange contracts typically have maturity dates which do not exceed one year and require the Company to exchange U.S. dollars for Japanese yen at maturity, at rates agreed to at the inception of the contracts. As of December 31, 1997, the Company had no foreign currency forward exchange contracts outstanding.

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

The New Notes were registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to a Registration Statement on Form S-4, filed with the Securities and Exchange Commission on September 5, 1997. The Existing Notes were originally issued and sold in a transaction exempt from registration under the Securities Act and resold to certain qualified institutional buyers in reliance on, and subject to the restriction imposed pursuant to, Rule 144A under the Securities Act. The terms of the New Notes are identical in all material respects to the terms of the Existing Notes for which they were exchanged pursuant to the Exchange Offer, except that the New Notes have been registered under the Securities Act.

The Company entered into an Exchange Agreement and Plan of Merger, dated as of January 30, 1998 (the "Exchange Agreement"), among Greenwich I LLC, a Delaware limited liability company ("G-I"), Greenwich II LLC, a Delaware limited liability company ("G-II"), EVI Audio Holdings, Inc., a Delaware corporation ("EVI Holdings"), TCG, the Company and EV International, Inc., a Delaware Corporation ("EVI").

        All of the parties to the Exchange Agreement are affilates of Greenwich Street Capital Partners, Inc. In addition, Mssrs. Eckert and Abel and Ms. Vanden Beukel were directors of the Company, EVI Holdings, TCG and EVI.

        Pursuant to the Exchange Agreement (i) G-I contributed and exchanged 85,000 shares of EVI Holdings' common stock, par value $.001 per share and 13,000 shares of EVI Holdings' Class A Pay-In-Kind Preferred Stock, par value $.01 per share, for 1,397,400 shares of TCG common stock, par value $.0005 per share (the "Common Stock") and 13,000 shares of TCG Series A Pay-In-Kind Preferred Stock, par value $.01 per share (the "Preferred Stock"), respectively, (ii) EVI Holdings was merged with and into TCG (the "Merger"), with TCG as the surviving corporation, (iii) effective as February 2, 1998, the Company was merged with and into EVI (the "Subsequent Merger") with EVI as the surviving corporation, a wholly-owned subsidiary of TCG, and (iv) EVI changed its name to "Telex Communications, Inc.", in each case on the terms and conditions described in the Exchange Agreement. As a result of the Subsequent Merger, EVI (now known as Telex Communications, Inc.) assumed all of the Company's assets, liabilities and obligations, including the obligations of the Company under the New Notes and the Senior Secured Credit Facility. In connection with the Subsequent Merger, (i) approximately $8.9 million outstanding under EVI's senior secured credit agreement ($12.7 million net of existing free cash at closing at EVI of $3.8 million) was paid in full and the EVI senior credit agreement was terminated and such indebtedness and other amounts outstanding were replaced with borrowings under the Company's revolving credit facility of approximately $8.9 million, and (ii) certain changes were made to the Senior Secured Credit Facility in order to amend, among other provisions, the Company's existing minimum consolidated EBITDA, fixed charge and leverage covenants.

      The disclosure under this Item 5 is being provided in satisfaction of the reporting requirements of Item 2, Acquisition or Disposition of Assets, of the Form 8-K. Pursuant to the provisions of Item 7(b) (2) of the Form 8-K, the pro-forma financial information has not been included in this Form 10-Q report filing. The required pro-forma financial information will be filed under cover of a report on Form 8-K within 60 days as required by the provisions of Item 7
(b) (2) of the Form  8-K.

ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

     2          Exchange Agreement and Plan of     Filed herewith electronically
                Merger, dated as of January 29,
                1998, amoung Greenwich I LLC,
                Greenwich II, LLC, EVI Audio
                Holdings, Inc., Telex
                Communications Group, Inc.,
                Telex, Communications, Inc., and
                EV International, Inc.

     4          Second Supplemental Indenture,     Filed herewith electronically
                dated as of February 2, 1998,
                made by EV International, Inc.
                in favor of Manufacturers and
                Traders Trust Company, as
                trustee.

    10          Amendment No.1 to the Telex        Filed herewith electronically
                Communications, Inc. Credit
                Agreement, dated as of January
                29, 1998, among Telex
                Communications, Inc., Chase
                Manhattan Bank, Morgan Stanley
                Senior Funding, Inc. and the
                several banks and other financial
                institutions from time to time
                parties thereto.

    27          Financial data schedule            Filed herewith electronically


(b) Reports on Form 8-K

    None

SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                      TELEX COMMUNICATIONS, INC.



Dated:  February 17, 1998             By: /s/ John L. Hale
        -----------------                --------------------------
                                         John L. Hale
                                         Chairman of the Board,
                                         (President and Chief Executive Officer)





                                      TELEX COMMUNICATIONS, INC.



Dated:  February 17, 1998             By: /s/ John T. Hislop
        -----------------                --------------------
                                         John T. Hislop
                                         Vice President, Chief Financial
                                         Officer, (Principal Financial &
                                         Accounting Officer)