Form 10KT405
period 1998-02-02
TELEX COMMUNICATIONS INC
filed 1998-05-04
CIK 857668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM APRIL 1, 1997       COMMISSION FILE NO. 333-30679
         TO FEBRUARY 2, 1998

                           TELEX COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)



                    DELAWARE                         13-3521030
         (State or other jurisdiction of          (I.R.S. Employer
                incorporation or                 Identification No.)
                  organization)

             9600 ALDRICH AVENUE SOUTH, BLOOMINGTON, MINNESOTA 55420
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (612) 884-4051

           Securities registered pursuant to Section 12(b) of the Act

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of Common Stock held by non-affiliates on February 2, 1998 was $0.

As of February 2, 1998 there were 500 shares of Telex Communications, Inc. Common Stock $.01 par value outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

--------------------------------------------------------------------------------

         Unless otherwise indicated herein or the context otherwise requires, references to (i) "Holdings" shall mean Telex Communications Group, Inc., a Delaware corporation and the corporate parent of the Company, and (ii) the "Company" or "Telex" shall mean Telex Communications, Inc., a Delaware corporation, and its subsidiaries and includes, as the context may require, predecessor and successor companies. Unless otherwise indicated, all references to fiscal years in this Form 10-K are to the fiscal years ending on March 31 of each year (e.g., Fiscal 1997 refers to the fiscal year ended March 31, 1997).


                                     PART I

ITEM 1.           BUSINESS

GENERAL

         Telex is a leader in the design, manufacture and marketing of sophisticated audio, wireless and multimedia communications equipment to commercial, professional and industrial customers. The Company provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets, and does not participate in the competitive retail consumer electronics market.

         The Company, a Delaware corporation, is a wholly owned subsidiary of Telex Communications Group, Inc., a Delaware corporation ("Holdings"). Holdings has no operations and its principal asset is its investment in the Company. The predecessor company of the Company was founded in 1936 as a manufacturer and distributor of hearing aid products and from 1973 to 1988, operated as a wholly owned subsidiary of the Telex Corporation. In 1988, the Telex Corporation was purchased by Memorex Telex N.V. ("Memorex"). In May 1989, Memorex sold the assets that comprised the Company's business to Holdings and the Company in a leveraged transaction. On May 6, 1997, the Company completed a recapitalization pursuant to an agreement among the Company, Holdings, Greenwich Street Capital Partners, L.P. ("GSCP") and certain other investors. On February 2, 1998, the Company was merged with and into EV International, Inc. ("EVI"), a Delaware corporation (the "Merger"), which changed its name to Telex Communications, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--The Merger." The Merger effected a change in the Company's fiscal year from March 31 to the February 28 fiscal year historically utilized by EVI. This transition report covers the business, operations and financial results of the Company on a stand-alone basis for the period from April 1, 1997 through February 2, 1998 immediately prior to the Merger, but after giving effect to certain Merger-related transactions as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--The Merger" and "--Liquidity and Capital Resources." The Company will file shortly an annual report on Form 10-K for the fiscal year ended February 28, 1998, which will cover the business, operations and financial results of the Company after giving effect to the Merger.

         The Company's principal executive office is currently located at 9600 Aldrich Avenue South, Bloomington, Minnesota 55420. The Company's telephone number is (612) 884-4051.

STRATEGIC BUSINESS UNITS

         The Company serves its customers through four strategic business units, which are the Professional Sound and Entertainment Group, the Multimedia/Audio Communications Group, the RF/Communications Group, and the Hearing Instruments Group.

PROFESSIONAL SOUND AND ENTERTAINMENT GROUP

         The Professional Sound and Entertainment Group provides advanced digital matrix intercoms used by broadcasters (including all major television networks) to control production communications; intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and school sports teams; wired and wireless microphones used in the education, sports, broadcast, music and religious markets; and high-speed tape duplicators used primarily by houses of worship and training programs. The Professional Sound and Entertainment Group targets three principal product groups: (i) broadcast communications systems,
(ii) sound reinforcement and (iii) tape duplication.

         Broadcast Communications Systems. Telex is a leader in broadcast communications equipment for end markets such as sports and broadcasting. The Company produces a broad line of broadcast communications equipment. The Company's smallest system, the Telex(R) Audiocom(R) modular intercom system, is used by theaters, small sporting arenas, network affiliates and independent cable channels for their communications needs. Typically, these systems are used to link 20 to 30 people so they can communicate during an event or performance. The Company's middle market offering, the RTS(TM) intercom system, is used by larger broadcast network affiliates, larger sporting venues and production studios. This system is also used in broadcast trucks as a remote, portable studio for news gathering or sporting events, and typically provides communications links for 50 to 60 people at a time. The Company's high-end product, the ADAM(TM) intercom system, is used by the major networks in order to cover large events such as the Olympics and the Superbowl. The ADAM(TM) system allowed NBC to provide communications in any combination between 400 separate individuals -- from person-to-person to one person to all four hundred at a touch of a button -- for its 1996 Summer Olympics coverage. This system was also used by networks from Australia, Finland, Canada, Japan, Korea and other countries for their Olympics' coverage.

         Telex also provides wired and wireless communication systems and related components to the National Football League (the "NFL") as well as high school and college teams and World, Canadian and Arena Football Leagues. In 1996, the Company began providing NFL, college and high school coaches with an encrypted wireless intercom system, which allows the head coach to communicate confidentially with their offensive and defensive coordinators on the side lines and in the booths above the fields.

         Sound Reinforcement. Sound Reinforcement is divided into two main product groups: (i) wired and wireless microphones, which serve the professional needs of sound contractors, entertainers, and speakers, and are used in a variety of settings such as theaters, stadiums and hotels; and (ii) wireless assistive listening devices, used by the hearing impaired to diminish the effects of background noise and poor building acoustics in theaters, stadiums, court rooms and other facilities using public address systems.

         The Company believes that it offers one of the industry's most extensive lines of wireless microphone, receiver and transmitter systems, including a wide variety of handheld, lapel microphone and guitar options. Telex offers microphones (including noise canceling) with a wide variety of directional patterns to meet the needs for general sound reinforcement as well as the specific needs of users such as drummers, vocalists and public address announcers. These lines incorporate Telex's Posi-Phase(TM) true diversity antenna circuitry which produces a stronger signal for higher quality sound over a longer distance without the signal dropouts or the switching noise common in other systems. Some of the Company's wireless microphones also incorporate an advanced proprietary multi-crystal tuning system that allows any specific frequency to be used within the operating limits of the receiver. The crystal control and associated radio frequency filtering provide superior radio frequency performance and maximum protection from interference.

         The second product group in Sound Reinforcement is wireless assistive listening devices, sold to arenas, theaters, churches, funeral homes, hotels and other public facilities. The Company's principal product in this product group is the SoundMate(R) wireless assistive listening systems. Assistive listening devices are now mandated by the Americans with Disabilities Act, passed in 1994, which requires that assistive listening devices be provided to all hearing impaired individuals free of charge at facilities using public address systems. The Company believes that continued implementation of this law and the aging of America's population should generate continued growth in this market.

         Tape Duplication. Telex's cassette duplicators and copiers are primarily used to copy the spoken word and serve two principal markets: religious (houses of worship, missionaries and tape ministries) and training programs/seminars (professional seminar presenters, self-improvement programs, teachers, legal documentation and law enforcement). The Company produces a line of high-speed audio cassette duplicators designed for "in-cassette" copying of standard audiocassette tapes. This is in contrast to the high volume music cassette duplication market, where bulk audiotape is copied before it is loaded into the cassette cartridge. The current product line is comprised of four models: the Replica(TM) and the Copyette(TM), simple portable units, the ACC Series(TM), a duplicator that is expandable and capable of adjusting copy quality, and the 6120 Series(TM), which is capable of duplicating open-reel and cassette tapes and meets the needs of the professional recorder. These products offer high speed tape handling, high frequency audio circuit designs and low vibration mechanical drives at competitive prices within their respective categories. Sony is the Company's only significant competitor in this market.

MULTIMEDIA/AUDIO COMMUNICATIONS GROUP

         The Multimedia/Audio Communications Group supplies computer audio microphones, headsets and headphones used to facilitate voice communications between computers and their users; LCD video and data projectors used to make multimedia presentations; and aircraft intercoms, microphones and headsets (including active noise reduction headsets) for use in high-noise environments such as the cockpits of airplanes and helicopters. Customers for computer audio microphones include a number of computer hardware and modem manufacturers, such as Compaq, Hewlett-Packard, IBM and U.S. Robotics. In addition, the Company sells its LCD projectors to corporate and educational training specialists, while principal customers for the Company's aircraft products are the major aircraft manufacturers and airlines, including Boeing, American Airlines and Delta, as well as airport fixed base operators. The Multimedia/Audio Communications Group targets three principal product markets: (i) computer audio, (ii) multimedia presentation/training and (iii) aviation communications.

         Computer Audio. The Company believes that it is the largest supplier of microphones, headphones and headsets to the computer industry, selling a full line of headphones, headsets and group listening centers for use in the classroom with computers, VCRs, CD-ROMs and laserdisc players. The Company currently sells to most of the major computer manufacturers, with whom it enjoys close working relationships, including Compaq, Hewlett-Packard and IBM, as well as dozens of other component and OEM manufacturers. In addition, the Company serves the computer education market. The largest portion of the Company's revenues are generated from the sales of computer microphones for sound and speech recognition. Many of the Company's microphones are also sold to modem manufacturers, such as U.S. Robotics, who then package these microphones with their modems, to ensure compatibility of the application to the end-user.

         Multimedia Presentation/Training. The Multimedia Presentation/Training product group also manufactures and markets projection products, such as the Firefly(TM), a lightweight portable data/video projector, and Caramate(R) slide projector products, which are used in many types of educational, training institutions and presentation settings, primarily for the corporate and educational markets. The Company's LCD projector line also includes other lightweight and boardroom data/video projectors.

         The Company believes that it has been on the technological forefront in projector design with several patented innovations. In designing its products, the Company has focused on the needs of its end-users. For example, in June 1996, the Company developed a revolutionary portable projector, called the Firefly(TM) LCD Notebook Projector(TM) (patent pending). The Company believes that the Firefly(TM) serves a significant unmet demand in the marketplace: the increasing need for portability by the corporate user, especially from outside salespersons, field sales offices and consultants. The Firefly(TM) , which fits in a briefcase, is the industry's smallest projector but is equal in power to standard-sized projectors.

         The multimedia/audio communications product market is highly competitive. Eastman Kodak is the major provider in the slide projector market (Eastman Kodak is also the Company's largest customer of its slide projectors). In the LCD projection market, In-Focus Systems, Sharp Electronics and Proxima are the current market leaders.

         Aviation Communications. The Company supplies a broad line of aviation communications headsets, intercoms and microphones to major commercial and commuter airlines and pilots as well as to airframe manufacturers. The Company's aviation communications products are known for their design innovation, lightweight build, technological strength and product value. The Company uses its ANR(R) (Active Noise Reduction) patented technology in several of its designs.

RF/COMMUNICATIONS GROUP

         The RF/Communications Group offers a broad line of acoustic accessories and antennas for various communications needs and applications. The Company markets its products to wireless local area network providers, public safety and law enforcement groups (police, fire departments, emergency services, CIA, FBI and the Secret Service) amateur radio, citizens band radio, land mobile radio, telephony and various commercial, industrial and military markets. The RF/Communications Group also produces audio products for the Library of Congress' talking book program. The RF/Communications Group targets three principal product markets: (i) wireless LAN and PCS antennas, (ii) talking book players and (iii) wireless communications. The Company has also historically targeted the government and military antenna markets, but has recently made the decision to exit these low margin markets and intends to focus its resources on the high growth wireless LAN and PCS antenna markets.

         Wireless LAN and PCS Antennas. At the end of 1994, Telex entered the wireless local area networks ("LAN") and personal communication systems ("PCS") antenna markets to capitalize on the Company's antenna design and communications technology expertise. The Company believes that wireless LAN and PCS technology has broad-based applications in today's business arenas. End users include corporations, retailers, warehouses and distribution centers. The Company's products are used by a wide variety of companies to set up more efficient and cost-effective LAN and PCS systems through wireless connections. As an example, Sears has installed the Company's wireless LAN antennas to remotely connect its cash registers to the store's main computer, which allows Sears to move the cash registers as needed to meet demand without worrying about wires.

         Talking Book. The Company produces a unique cassette player that is sold to the Library of Congress ("LOC") for use in their talking book program for the blind and physically handicapped. Under the talking book program, the LOC distributes books on tape to the blind and physically handicapped, free of charge, throughout the United States. The talking book players were designed using special features for ease of use and facilitate playing the books back at different speeds. A unique tape format ensures that these tapes cannot be played on standard equipment. Telex has been providing talking book players to the LOC since 1969. While the revenue from this program in recent years has been relatively stable, the program supplies a steady source of cash flow, which is expected to increase as the Company shifts the manufacturing of certain components or subassemblies for this product to its Mexico facility. The talking book machines have also been sold internationally to similar programs in Canada, New Zealand and Australia.

         Wireless Communications. The Company also produces a broad line of wireless communications products such as headsets, microphones, antennas, and rotors for three primary markets: public safety and law enforcement groups (police, fire departments, emergency services, CIA, FBI and the Secret Service), commercial truck drivers and amateur radio operators. The Company believes that it has established a reputation within these markets for providing reliable communications, which is the key requirement of most of its users. Many of the Company's products, such as the Ear-Mike(TM) microphone/receiver system and the Road King(R) CB microphones, have high brand name recognition within their respective markets. The Company's wireless technology is driven by its strengths in acoustics and antenna design capabilities developed over its 25-year history in the military antenna business. The Company distributes its products through over 1,100 dealers.

         Government and Military Antennas. Telex has been a leader in the government and military antenna business since the 1960's over which period the Company has gained significant expertise in the design and manufacture of antennas. The Company exited this business, however, in the fourth quarter of Fiscal 1996, due to a decrease in demand from the decline in government military spending, as well as from low realizable margins associated with the bidding system of awarding contracts.

HEARING INSTRUMENTS GROUP

         The Hearing Instruments Group markets a broad line of high value, technologically differentiated hearing aids and other assistive listening devices for the hearing impaired including in-the-ear, behind-the-ear and in-the-canal hearing aids, as well as FM wireless auditory trainers and personal assistive listening devices. The Company's patented Adaptive Compression(R) technology offers superior signal processing service and provides the user with superior intelligibility and understanding of speech in the presence of background noise. The Company's hearing instruments business dates back to 1936, making it one of the oldest hearing aid manufacturers in the United States. The Hearing Instruments Group targets two principal product markets: (i) hearing aids and (ii) wireless assistive listening devices.

         Hearing Aids. Hearing aid devices are generally segmented by ear positioning and sound enhancement capabilities. Ear positioning takes two forms, either in the ear or behind the ear. Sound enhancement is based on two types of technologies, linear amplification, which only amplifies the sound, and compression technology, which modifies the actual sound received by the user.

         In its product development, Telex has addressed the needs of the hearing impaired marketplace and developed the technology around these needs, focusing on providing products based on strong technological features. The Company believes that its patented compression technology, Adaptive Compression(R), offers superior signal processing circuitry and provides the user with superior intelligibility and understanding of speech in the presence of noise. In October 1996, the Company introduced Threshold Compression(TM) (patent pending), which has unique user volume control and user selectable frequency abilities which, for example, allow the user to increase the volume of conversations in the presence of background noise.

         The Company has recently created one of the smallest hearing aids available in the marketplace, marketed under the Acapella(TM) name. The device fits completely in the canal, making it essentially undetectable. The Acapella hearing aids offer not only improved appearance but its compression technology and advanced design offer superior sound as well. In addition, in October 1996, the Company introduced a significantly improved soft shell hearing aid which has met with significant success. Sold under the SoftWear(TM) and Sound Advantage(TM) names, these hearing aids are composed of a new material that, due to its flexibility, is more comfortable than hard plastic based molds.

         The Company distributes its hearing aids through 9,000 hearing instrument dispensers, giving it excellent coverage throughout the United States. The dispensers are serviced by approximately 16 regional sales managers.

         Wireless Assistive Listening Systems. The Company also produces and distributes wireless assistive listening systems, such as auditory trainers and personal assistive listening devices for the hearing impaired, which help the user in environments with high levels of background noise and poor building acoustics. Auditory trainers allow the user to hear directly from a sound source, such as a teacher, via wireless FM transmitters. Personal assistive listening devices amplify a certain source, such as a speaker. The Company serves the educational and consumer marketplaces for wireless assistive listening systems by providing cost-effective, technologically differentiated, and functionally superior products maintained by excellent customer service. Telex's principal focus is on the educational market, where many schools use the Company's products, including a number of large city (such as New York and Los Angeles) and county school systems.

         As with hearing aid products, the Company believes that it is able to differentiate its products from its competitors' products through higher ease of product use and technologically strong design. Its ClassMate(R) line of auditory trainers offers state-of-the-art RF/wireless designs, compression technology and synthesized frequency selection in a wireless FM behind-the-ear device, which is specially designed for older students who have rejected other models based on the appearance of body-worn auditory trainers.

INTERNATIONAL OPERATIONS

         The Company currently has 195 international distributors and over 1,000 international dealers in nearly 70 countries. The Company had international sales of $32.9 million in the ten months ended February 2, 1998, which represented approximately 23.9% of total net sales of the Company. It is the Company's goal to significantly increase its international sales as a percentage of total net sales through a variety of methods, including the upgrading of the quality of its existing distribution channels, the addition of new distributors in Asia, Australia and Eastern Europe and the continuation of its recent initiative to design and manufacture new products that better meet international standards and requirements. Towards this goal, in July 1996, the Company hired a new vice president of international operations and recently opened sales offices
(i) in Frankfurt and Paris to provide improved support of, and to upgrade the quality of, the existing distribution channels to the Company's established Western European markets, and (ii) in Prague to open new distribution channels to the emerging Eastern European markets.

         For the ten months ended February 2, 1998, the Company had European sales of $13.6 million, Asia Pacific sales of $10.2 million, Canadian sales of $5.1 million, and other foreign sales of $4.0 million. Substantially all of the Company's international sales are transacted in United States dollars. The Company's operating profit margin on export sales is comparable to that realized on domestic sales.

PRODUCT ENGINEERING

         The Company has a history of technological innovation and strong product development.

         The Company believes that it is one of the most active developers of new products in the industry. Currently, the Company has over 34 new product introductions planned or in progress. In the future, the Company intends to both enhance its existing products and to develop new products and expand the Company's product offerings to new markets.

         The Company has recently implemented a number of strategic initiatives to identify new market opportunities and to reduce its product development cycle in order to facilitate the timely introduction of new and enhanced products. The Company maintains close relationships with its institutional customers to develop products that meet their requirements. For example, the Company's computer audio microphone line was developed with product specification input from Microsoft and Compaq. In connection with these initiatives, the Company increased its investment in engineering and technology and has implemented programs in several core technologies in such areas as digital signal processing, wireless communications, application specific integrated circuit design and active noise reduction technologies. This increased investment in engineering and technology has enabled the Company to design new products in terms of features, quality, reliability and costs.

COMPETITION

         The Company believes the principal competitive factors in each of its four business segments are product reliability, product features, reputation, distribution, customer service and support, ability to meet delivery schedules, warranty terms and price. Many of the Company's current competitors are generally smaller than the Company. The Company believes that the key factors for the Company to maintain its position are its brand name recognition, superior distribution network, large user base and large number of products, together with its extensive experience in designing safe and reliable products, dealing with regulatory agencies and servicing and repairing its products.

PATENTS, TRADEMARKS AND LICENSES

         The Company owns a number of patents related to the design and manufacture of several of its products, including headsets, headphones, boom-mounted microphones, various transducer devices, multiple-band directional antennas, multimedia projectors, computer audio microphones, adaptive compression circuitry for hearing aids and certain intercom-related devices. The Company owns several trademarks in the United States and various foreign countries, including MagnaByte(R), Hy-Gain(R), Road King(R), Audiocom(R), Adaptive Compression(R), ProStar(R), ClassMate(R), SoundMate(R) and Caramate(R). Substantially all products sold by the Company are sold under the Telex(R) trademark pursuant to a royalty-free license granted to the Company by MT.

SUPPLIERS

         The Company's extensive vertical integration enables it to manufacture many of the parts for its products internally. Management believes this gives the Company a competitive advantage in controlling quality and ensuring timely availability of parts. The Company also purchases raw materials, assemblies and components for its products from a variety of suppliers. Total purchases of such items were $54.3 million for the ten months ended February 2, 1998 and $63.1 million in Fiscal 1997.

         The Company's five largest suppliers in the ten months ended February 2, 1998 accounted for 28.5% of the total supplies purchased by the Company. One of the Company's largest suppliers has been a sole source supplier for parts used in the manufacture of hearing aids for over 30 years. This supplier provides these components to over 90.0% of all hearing aid manufacturers in the United States. Although the Company believes that with adequate notice it can secure, if necessary, alternate sources for these hearing aid parts, its inability to obtain sufficient parts would have a material adverse effect on the Company's results of operations. The Company's purchases from this supplier in the ten months ended February 2, 1998 comprised 4.1% of the total supplies purchased by the Company.

         The Company's largest single supplier provides the Company with parts for its talking book program products as well as components and supplies for various headsets and microphone products. These supplies comprised 14.2% of the total cost of supplies purchased by the Company in the ten months ended February 2, 1998. This percentage is expected to decrease in Fiscal 1999 as the Company begins to manufacture in its Mexico facility some of the headset products historically purchased from this supplier. The Company has purchased products from this supplier for 16 years. One of the Company's largest suppliers provides parts and components used in certain products in the Company's LCD projector products. The Company's purchases from this supplier constituted 5.3% of the total cost of supplies purchased by the Company for the ten months ended February 2, 1998. The Company believes that it could locate alternative sources of supply for these components. Doing so, however, could result in increased development costs and product shipment delays.

BACKLOG

         As is the case with other companies in Telex's businesses, backlog is not necessarily a meaningful indicator of the conditions of the business since the Company typically receives and ships orders representing a major portion of its quarterly non-contract revenues in the current quarter. As of February 2, 1998, the Company had a backlog of approximately $15.1 million compared to $31.2 million as of March 31, 1997.

ENVIRONMENTAL MATTERS

         The Company is subject to various federal, state, local and foreign environmental laws and regulations including those governing the use, discharge and disposal of hazardous substances in the ordinary course of its manufacturing process. Although management believes that its current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and may in the future be enacted or interpreted to create environmental liability with respect to the Company's facilities or operations. The Company believes that compliance with federal, state and local environmental protection laws and provisions should have no material adverse effect on the operating income or financial condition of the Company.

         The Company is party to a 1988 consent decree with the predecessor to the Nebraska Department of Environmental Quality ("NDEQ") relating to the cleanup of hazardous waste at the Company's Lincoln, Nebraska facility. In connection with ongoing monitoring and cleanup activities at the site and on adjacent property, the Company has received from the NDEQ three notices of noncompliance (all of which related to the same underlying matter). The Company is in discussions with the NDEQ regarding future actions but does not believe that the costs related to its responsibilities at the site will result in a material adverse effect on the Company's operating income or financial condition. NDEQ and the U.S. Environmental Protection Agency also have requested the Company to take action in connection with a post-closure permit and possibly to perform additional remediation at the site. In December, 1997, the Company entered into an Administrative Order on Consent with U.S.E.P.A. under the Resource Conservation and Recovery Act to further investigate and remediate the Lincoln facility and an adjoining property. The Company is not able at this time to determine the amount of additional expenses, if any, that may be incurred by the Company as a result of these actions.

         Through February 2, 1998, the Company had accrued approximately $1.6 million over the life of the project for anticipated costs to be incurred for the Lincoln, Nebraska cleanup activities, of which approximately $1.3 million had been incurred. See Note 13 to the Consolidated Financial Statements of the Company included elsewhere herein.

         Capital expenditures of the Company for environmental control facilities are estimated to be approximately $15,000 per year, in addition to those costs associated with the Lincoln, Nebraska cleanup activities described above. The Company also incurs approximately $30,000 per year of expenses associated with the disposal of hazardous materials generated in conjunction with its manufacturing processes.

EMPLOYEES

         As of February 2, 1998, the Company employed 1,540 employees, of whom 1,303 were in manufacturing, 86 in engineering, 102 in sales and marketing and 49 in general and administration. The Company's work force is not unionized. Management considers its employee relations to be good.


ITEM 2.           PRODUCTION AND FACILITIES

         The Company operates the manufacturing plants and facilities described in the table below. Management believes that the Company's plants and facilities are maintained in good condition and are suitable and adequate for its present needs. Currently, the Company's manufacturing plants are operating at an average of 75% of capacity based on a single shift.


                                                      SIZE
      LOCATION                OWNED/LEASED        (SQUARE-FEET)                FACILITY TYPE
----------------------        ------------        -------------        -------------------------------
Blue Earth, Minnesota             Owned               150,000          Manufacturing
Lincoln, Nebraska                 Owned               120,000          Manufacturing, Product
                                                                       Development and Sales Office
Glencoe, Minnesota                Owned               100,000          Manufacturing
Bloomington, Minnesota            Owned                50,000          Corporate Headquarters, Product
                                                                       Development and Sales Office
Hermosillo, Sonora,
Mexico(a)                        Leased                32,500          Manufacturing
Rochester, Minnesota              Owned                30,000          Manufacturing
Toronto, Canada                  Leased                 4,000          Sales Office, Distribution
Burbank, California              Leased                 2,500          Sales Office
                                                                       Sales Office, Distribution and
Singapore                        Leased                 2,300          Service
London, England                  Leased                   200          Sales Office
Burnsville, Minnesota             Owned              14 acres          Vacant land

----------------------

(a) Subject to a five-year lease, scheduled to expire in 2001 if the Company does not exercise its renewal option.

         At its Glencoe, Minnesota facility, the Company manufactures headsets, intercoms, microphones, LCD projectors and many of the piece parts used in the manufacture and assembly of the products produced at the Company's other manufacturing facilities. The Blue Earth facility engages in electronic assembly and the production of tape duplicators, intercoms, slide projectors, language labs and tape players for the Library of Congress. Wireless microphones, intercoms, auditory trainers and antenna products are manufactured at the Company's facility in Lincoln, Nebraska. At its Rochester, Minnesota facility, the Company manufactures hearing aids. The Company is currently manufacturing microphones, cable assemblies and subassemblies at its Hermosillo, Sonora, Mexico facility. The Company's recently opened sales offices in Frankfurt, Paris and Prague are currently staffed by independent contractors.

         Each of the Glencoe, Blue Earth and Lincoln facilities was designed to employ approximately 500 people. Rochester can employ 250 people working one shift and up to 500 with two or three shifts. The Company believes that increases in manufacturing needs could be accommodated readily by the addition of second or third shifts.

         The city of Bloomington, Minnesota, has declared the Company's current headquarters location to be an urban development zone. However, the city of Bloomington has not notified the Company of any near-term need for the Company to consider moving from its current site. Should the Company be required to move in the future, the Company believes adequate rental facilities would be readily available in the area.


ITEM 3.           LEGAL PROCEEDINGS

         The Company is a defendant in a number of lawsuits that have arisen in the ordinary course of business. The Company believes that such litigation, considered separately or in the aggregate, will not have a material adverse effect on the consolidated financial position or results of operations of the Company. Management believes that the Company's products have proper agency approvals where required.

         For a discussion of certain environmental matters, see "-- Environmental Matters."


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders of either the Company or Holdings during the ten months ended February 2, 1998.


                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

         100% of the Company's Common Stock is held by Holdings. There is no established public trading market for the Common Stock of Holdings. The Common Stock of Holdings is not listed on any exchange and it is unlikely that an active trading market will develop in the foreseeable future for such securities.

         Holdings has not paid dividends on its Common Stock and Holdings and the Company plan to use any retained earnings for working capital purposes and to make payments under the agreements governing the Company's long-term indebtedness. Holdings does not expect to pay cash dividends in the foreseeable future.

ITEM 6.           SELECTED HISTORICAL FINANCIAL DATA

         The following table sets forth selected historical financial data of the Company for the ten months ended February 2, 1998 and for each of the four fiscal years ended March 31, 1994, 1995, 1996 and 1997, respectively. The selected historical financial data set forth below with respect to the ten months ended February 2, 1998 are derived from the consolidated financial statements included elsewhere herein, which have been audited by Arthur Andersen LLP, independent public accountants. The selected historical financial data set forth below with respect to fiscal years ended March 31, 1996 and 1997, are derived from the consolidated financial statements included elsewhere herein, which have been audited by Ernst & Young LLP, independent auditors. The selected historical financial data with respect to the fiscal years ended March 31, 1994 and 1995 are derived from the consolidated financial statements of the Company that are not included herein. The summary financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations"and the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

                                                                                                          TEN MONTHS
                                                           FISCAL YEAR ENDED MARCH 31,                       ENDED
                                             --------------------------------------------------------     FEBRUARY 2,
                                                1994           1995           1996             1997          1998(H)
                                             ---------      ---------      ---------        ---------     ----------
                                                                     (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales ...............................    $ 132,389      $ 141,572      $ 145,348        $ 170,881      $ 137,657
Gross profit ............................       47,148         52,024         55,228           71,257         58,375
Engineering and development .............        5,378          6,138          6,756            7,645          7,317
Selling, general and administrative .....       22,557         23,410         24,188           27,545         36,065
Other operating expenses(a) .............        4,308          6,286          3,385            1,648          2,759
Special charges(b) ......................           --             --         13,785               --          2,231
                                             ---------      ---------      ---------        ---------      ---------
Operating profit ........................       14,905         16,190          7,114           34,419         10,003
Interest expense ........................       10,120         12,490         12,517           12,513         22,729
Extraordinary loss, net of tax (c) ......           --         (3,239)            --               --        (10,976)
Net income (loss) .......................    $   3,914      $      68      $  (4,104)       $  14,325      $ (47,362)(i)

OTHER FINANCIAL DATA:
EBITDA(d) ...............................    $  23,035      $  25,134      $  16,691        $  40,045      $  14,914
EBITDA margin(e) ........................         17.4%          17.8%          11.5%            23.4%          10.8%
Depreciation and amortization ...........    $   8,130      $   8,944      $   9,577        $   5,626      $   4,911
Capital expenditures ....................        4,377          3,596          3,320            8,685          4,724
Cash interest expense ...................        8,891         12,043         12,159           12,154         17,127
Cash flow provided by operations ........       14,967         10,867         18,528           21,426          6,398
Cash flow used by investing activities ..       (4,377)        (3,596)        (3,320)          (8,685)        (4,724)
Cash flow used by financing activities ..       (1,750)       (12,317)            --               --        (37,056)
Ratio of EBITDA to cash interest  expense          2.6            2.1            1.4(d)           3.3            0.9(d)
Ratio of earnings to fixed charges(f) ...         1.5x           1.3x             --(g)          2.9x           0.2x(g)


                                                AS OF MARCH 31,    AS OF FEBRUARY 2,
                                                     1997                1998
                                                ---------------    -----------------
BALANCE SHEET DATA:
Cash and cash equivalents .............           $  35,742           $     275
Working capital .......................              64,123              14,560
Total assets ..........................             140,816             122,213
Total debt ............................             100,000             252,231
Shareholders' equity (deficit) ........               6,256            (166,419)


                 See Notes to Selected Historical Financial Data

                   NOTES TO SELECTED HISTORICAL FINANCIAL DATA
                                 (in thousands)

(a) Other operating expenses consist of corporate charges and amortization of goodwill and other intangibles.

(b) The Company recorded special charges associated with (i) a non-cash impairment loss of $2,231 for the ten months ended February 2, 1998 and $13,345 for Fiscal 1996, and (ii) a loss of $440 associated with the closing of a manufacturing facility and the accrual of severance benefits payable to employees at such facility in Fiscal 1996. Excluding these charges, the operating profit and net loss for the ten months ended February 2, 1998 would have been $12,234 and $45,131, respectively. Excluding the charges in Fiscal 1996, the operating profit and net income would have been $20,899 and $7,329. The recognition of the impairment losses was in accordance with the provision of Statements of Financial Accounting Standards No. 121 "Accounting for Impairment of Long Lived Assets and Assets to be Disposed Of."

(c) Extraordinary losses of $3,239, and $10,976, net of tax, in Fiscal 1995 and the ten months ended February 2, 1998, respectively, resulted from the early retirement of debt.

(d) EBITDA, as presented, represents earnings before interest expense, other income, income taxes, depreciation and amortization. EBITDA is included because management understands that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest, repay debt and make capital expenditures. Excluded from EBITDA are interest expense, other income, income taxes, depreciation and amortization, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. For the ten months ended February 2, 1998 and Fiscal 1996, EBITDA has not been adjusted for the special, non-recurring charges of $2,231 and $13,345, respectively, described in Note (b) above. Further, EBITDA for the ten months ended February 2, 1998 has not been adjusted for (i) $7,410 of compensation charges for stock options associated with the Transactions (as defined herein), (ii) initial option grants of $2,851 and (iii) management cash bonus plan of $1,908. Had EBITDA been adjusted for these charges, EBITDA for the ten months ended February 2, 1998 and Fiscal 1996 would have been $29,314 and $30,036, respectively. In addition, had EBITDA been adjusted for these charges, the ratio of EBITDA to cash interest expense for the ten months ended February 2, 1998 and Fiscal 1996 would have been 1.7 and 2.5, respectively. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. A substantial portion of the Company's EBITDA will be required to service the Company's payment obligations under the Senior Secured Credit Facility and the Notes. In addition, the Company's use of all remaining EBITDA (after making such required debt service payments) will be limited by the applicable restrictive covenants in the Senior Secured Credit Facility and the Indenture.

(e)      EBITDA margin represents EBITDA as percentages of net sales.

(f) The ratio of earnings to fixed charges has been calculated by dividing income before income taxes and fixed charges (excluding capitalized interest) by fixed charges. Fixed charges for this purpose include interest expense, capitalized interest, amortization of deferred financing costs and one third of operating lease payments which are deemed to be representative of the interest factor for lease rentals.

(g) Earnings for Fiscal 1996 were inadequate to cover fixed charges by $4,284. Excluding the $13,785 special charges set forth in Note (b) above, the ratio of earnings to fixed charges for Fiscal 1996 would have been 1.75. Excluding the charges and expenses set forth in Note
         (i) below, the ratio of earnings to fixed charges for the ten months ended February 2, 1998 would have been .78.

(h) The following table sets forth selected financial data for the ten months ended February 2, 1998 and 1997.


                                                    TEN MONTHS ENDED FEBRUARY 2,
                                                    ----------------------------
                                                       1998             1997
                                                                    (UNAUDITED)
                                                    ---------       -----------
Net sales .................................         $ 137,657        $ 140,347
Gross profit ..............................            58,375           58,803
Income tax provision ......................            17,248            7,570
Income (loss) before extraordinary item ...           (36,386)          11,797
Net income (loss) .........................           (47,362)          11,797

(i) Net loss for the ten months ended February 2, 1998 includes $21,173 of deferred tax asset valuation allowance (see Note 10 to Consolidated Financial Statements of the Company included elsewhere herein), and pre-tax charges and expenses totaling $40,657 relating to (1) an extraordinary loss of $17,588 ($10,976, net of tax) associated with the early retirement of debt; (2) write-off of $1,674 of debt financing fees for the bridge loan commitment (recorded as interest expense); (3) $7,410 of compensation charges for stock options associated with the Transactions; (4) special management bonus of $285; (5) initial option grants of $2,851; (6) management cash bonus plan of $1,908; (7) $2,231 of special non-recurring charges (see above); and (8) $6,710 of expenses associated with the Transactions. Excluding these charges, operating profit and net income for the ten months ended February 2, 1998 would have been $24,688 and $2,689, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This transition report covers the ten months from April 1, 1997, the close of the fiscal year covered by the Company's last annual report, and February 2, 1998, the date of the Merger. Financial information for the ten months ended February 2, 1997 has been included for comparative purposes and is unaudited.

         The following discussion and analysis of the financial condition and results of operations includes periods before completion of the Transactions (as defined herein). As a result of the Transactions, the Company has entered into new financing arrangements and has a different capital structure. Accordingly, the results of operations for the ten months ended February 2, 1998, which are affected by such changes, are not comparable to the results of operations for the ten months ended February 2, 1997, which do not reflect the impact of the Transactions. See "The Transactions" and the Consolidated Financial Statements and notes thereto included elsewhere herein. In addition, the following discussion and analysis of the financial condition and results of operations covers the business, operations and financial results of the Company on a stand-alone basis immediately prior to the Merger, but after giving effect to certain Merger-related transactions described herein.

FORWARD-LOOKING STATEMENTS

         The statements in Part I of this Form 10-K that are forward looking are based on current expectations, and actual results may differ materially. Forward-looking statements involve numerous risks and uncertainties that could cause actual results to differ materially, including, but not limited to: the timely development and market acceptance of new products; the impact of competitive products and pricing; the effect of changing general and industry specific economic conditions; the Company's ability to access external sources of capital; and such risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission reports and filings.

THE TRANSACTIONS

         On May 6, 1997 (the "Recapitalization Closing Date"), the Company completed a recapitalization (the "Recapitalization") pursuant to an Agreement (the "Recapitalization Agreement") among the Company, Greenwich II, LLC ("G-II"), a Delaware limited liability company formed by GSCP and certain other investors, and GST Acquisition Corp. ("GST"), a Delaware corporation and a wholly owned subsidiary of G-II. In connection with the Recapitalization, all of the shares of common stock of Holdings ("Holdings Common Stock") and all options and warrants to acquire Holdings Common Stock (other than certain shares of Holdings Common Stock and certain options to acquire Holdings Common Stock owned by certain members of management of the Company) were converted into the right to receive an aggregate amount of cash (the "Recapitalization Consideration") equal to approximately $253.9 million. In addition, in connection with the Recapitalization Agreement, certain shares of Holdings Common Stock held by management of the Company (such shares, the "Rollover Shares") and certain options to acquire additional shares of Holdings Common Stock (the "Rollover Options"), with an aggregate value of approximately $21.2 million (which represents approximately 14% of the equity of Holdings on a non-diluted basis and approximately 20% on a fully diluted basis) were retained by such managers. In connection with the Recapitalization, the Company completed (i) a tender offer (the "Tender Offer") to repurchase all of the $100.0 million aggregate outstanding principal amount of the 12% Senior Notes due 2004 of the Company (the "Telex Notes"), including premium and consent fees along with accrued interest, for $118.3 million and (ii) a solicitation of consents with respect to certain amendments to the indenture pursuant to which the Telex Notes were issued. The Recapitalization, the financing thereof (including the issuance by the Company of 10 1/2% Senior Subordinated Notes due 2007 (the "Existing Notes") in a transaction that was exempt from registration under the Securities Act), the Tender Offer and the payment of the related fees and expenses are herein referred to as the "Transactions." See "The Recapitalization" and "Interests of Certain Persons."

         The Transactions were financed by (i) $108.4 million of new equity provided by GSCP and certain other co-investors, (ii) the Rollover Shares and Rollover Options valued at $21.2 million, (iii) a $140.0 million senior credit facility (the "Senior Credit Facility"), consisting of (a) a $115.0 million term loan facility (the "Term Loan Facility"), and (b) a $25.0 million revolving credit facility (the "Revolving Credit Facility"), (iv) $125.0 million of Existing Notes and (v) $36.5 million of available cash of the Company.

         Pursuant to the Transactions, the historical basis of all assets and liabilities was retained for financial reporting purposes, and the repurchases of existing Holdings Common Stock and issuance of new Holdings Common Stock have been accounted for as equity transactions.

         In October 1997, the Company completed an exchange offer (the "Exchange Offer") of $125 million aggregate principal amount of new 10 1/2% Senior Subordinated Notes Due 2007, Series A (the "New Notes"), which were registered under the Securities Act of 1933 (the "Securities Act"), for a like principal amount of the Existing Notes (together with the New Notes, the "Notes"). Except for the absence of transfer restrictions under federal securities law, the terms of the New Notes are identical to the terms of the Existing Notes in all material respects. All of the Existing Notes were tendered and accepted for exchange.

THE MERGER

         On February 2, 1998, Telex was merged with and into EVI, with EVI as the surviving corporation and EVI changed its name to "Telex Communications, Inc." EVI manufactures and markets a range of products for professional audio systems, including microphones, mixing consoles, signal processors, amplifiers and loud speakers. Prior to the Merger, EVI Audio Holdings, Inc. ("EVI Holdings"), the parent corporation of EVI, was merged with and into Holdings (the "Prior Merger"), with Holdings as the surviving corporation. The Merger and Prior Merger were effected pursuant to an exchange agreement among Holdings, the Company, EVI, EVI Holdings, Greenwich I LLC (G-I) and Greenwich II LLC (G-II), all of which entities are affiliates of Greenwich Street
Capital Partners, Inc., a Delaware corporation and the manager of GSCP. Immediately prior to the Merger, approximately $12.7 million outstanding under EVI's senior secured credit agreement was paid in full and EVI's senior credit agreement was terminated. Such indebtedness, together with $0.4 million of certain fees and expenses associated with the Merger was repaid by utilizing free cash at closing from EVI of $3.8 million and by borrowings under the Company's Revolving Credit Facility of approximately $9.3 million. The financial statements as of and for the ten months ended February 2, 1998 included herein reflect such borrowings. EVI's 11% Senior Subordinated Notes Due 2007 (the "EVI Notes"), issued in September 1997 for an aggregate principal amount of $100.0 million, remain outstanding following the Merger.

FINANCIAL ACCOUNTING MATTERS

         The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for Impairment of Long-Lived Assets and Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in the operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the assets, as determined by discounting the future cash flows at a market rate of interest, to its carrying amount.

         During Fiscal 1996, several business conditions changed for the Company, including the discontinuance of a number of product lines and the closing of one of the Company's manufacturing facilities. These changing business conditions had a potential impact on the realizability of virtually all of the Company's long-lived assets, including property, plant, equipment, identifiable assets, and the goodwill that was allocated to those assets. Based on the cash flows identifiable with the affected assets, the Company determined that certain assets were impaired and recognized an impairment loss, charged against operating income, of $13.3 million. This reduction in the carrying amount of the assets reduced the depreciation and amortization expense by approximately $2.8 million in Fiscal 1997.

         For the ten months ended February 2, 1998, the Company determined that as a result of further changed business conditions for certain product lines the Company recognized an additional impairment loss of $2.2 million against operating income. This reduction in carrying amount of certain assets will reduce the amortization expense by approximately $0.1 million in Fiscal 1999.

         Considerable management judgment is necessary to estimate future cash flows. Accordingly, it is reasonably possible that the estimated discounted future cash flows may change in the near term resulting in the need to write these long-lived assets down further.

RESULTS OF OPERATIONS

TEN MONTHS ENDED FEBRUARY 2, 1998 COMPARED TO TEN MONTHS ENDED FEBRUARY 2, 1997

         Net sales decreased $2.7 million (1.9%) for the ten months ended February 2, 1998, due to decreased shipments of the Multimedia/Audio Communications products partially offset by increased shipments in the other three business segments' products.

         Net sales of Professional Sound and Entertainment products increased $2.5 million (5.1%) for the ten months ended February 2, 1998, primarily due to increased shipments of wireless intercom and microphone products. The increase in wireless intercom and microphone shipments was primarily the result of new products introduced in the fourth quarter of Fiscal 1997.

         Net sales of Multimedia/Audio Communications products decreased $8.0 million (15.5%) for the ten months ended February 2, 1998, primarily due to decreased shipments of computer audio and LCD projection products, partially offset by increased shipments of aircraft communications products. The decreased shipments of computer audio products was a result of a significant drop in sales to one key customer. The decreased shipments of the LCD projection products was primarily the result of increased competition and the delay in the availability of certain new products. Although certain new products are currently available for delivery to customers, the Company expects that future shipments of LCD projection products will continue to be impacted by significantly increased competition.

         Net sales of the RF/Communications products increased $0.4 million (1.8%) for the ten months ended February 2, 1998, primarily due to increased shipments of CB microphones, commercial antenna systems and talking book players to the Library of Congress.

         Net sales of the Hearing Instruments products increased $2.4 million (11.8%) for the ten months ended February 2, 1998. The improvement is due to increased shipments of the Company's hearing aid and auditory trainer products.

         Gross profit decreased by $0.4 million (0.7%) for the ten months ended February 2, 1998. Gross margin increased 0.5 percentage points from 41.9% to 42.4%. The increase was the result of higher gross margins in Professional Sound and Entertainment and RF/Communications products, partially offset by slight declines in gross margins for the Multimedia/Audio Communications and Hearing Instruments products.

         Operating Expenses for the ten months ended February 2, 1998 increased $18.0 million (59.1%) primarily as a result of $12.5 million of costs related to the Transactions (described below), $2.2 million of special charges attributable to the write-off of impaired long-lived assets, and $1.3 million of corporate charges (described below). Excluding such charges, operating expenses for the ten months ended February 2, 1998 increased by $2.0 million. Total operating expenses represented 35.1% of sales for the ten months ended February 2, 1998, compared with 21.7% for the ten months ended February 2, 1997.

         Engineering expenses increased by $1.2 million (18.1%) due to increased outside development costs incurred to accelerate new product development. Marketing expenses increased $1.5 million (9.5%) due to increases in advertising and marketing costs associated with new products. General and Administrative expenses, excluding costs related to the Transactions, decreased $0.7 million (9.7%).

         The $12.5 million of costs related to the Transactions consist of charges for changes in the Rollover Options, new options grants and special management bonus compensation. Compensation expense of $7.4 million related to the extension of terms on the Rollover Options was recognized during the ten months ended February 2, 1998. In addition, as part of the Transactions, the Company granted options to purchase shares of Holdings' Common Stock at a discount from fair value to certain management employees. The total discount of $9.2 million will be recognized as compensation expense over the vesting or performance period of the options, generally three to five years. During the ten months ended February 2, 1998, the Company recognized $2.9 million of compensation expense related to these option grants.

         Corporate charges of $1.3 million for the ten months ended February 2, 1998 represent fees for consulting and management services provided to GSCP under a management and services agreement.

         Interest expense increased $12.3 million (117.7%) for the ten months ended February 2, 1998. The increase was due to $1.7 million of bank fees paid in connection with a bridge loan commitment related to the Transactions, $1.3 million of bank and other fees in connection with the Merger and an increase in average outstanding indebtedness resulting from the Transactions.

         The Company's income tax benefit, excluding the $21.2 million income tax provision related to the net deferred tax asset valuation allowance, was 20.4% of the pre tax loss before extraordinary items for the ten months ended February 2, 1998. The tax rate for the ten months ended February 2, 1997 was 39.2%. The lower effective tax rate for the ten months ended February 2, 1998 is principally due to the nondeductibility of certain costs related to the Transaction and goodwill amortization costs.

         The Company has established a net deferred tax valuation allowance of $21.2 million, charged to income tax provision for the ten months ended February 2, 1998, due to the uncertainty of the realization of future tax benefits. The valuation allowance includes $6.8 million related to the net deferred tax asset balance from Fiscal 1997. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

         In connection with the Transactions, the Company recorded an extraordinary loss of $17.6 million ($11.0 million net of income taxes) on the early retirement of debt, consisting of bond premium, consent and tender fees, along with the write-off of deferred financing costs associated with the repurchase and early retirement of the Company's $100.0 million Senior Notes.

FISCAL 1997 COMPARED TO FISCAL 1996

         Net sales increased $25.5 million (17.6%), due to increased shipments in each of the four business segments.

         Net sales of Professional Sound and Entertainment products increased $6.2 million (11.8%), primarily due to increased shipments of intercom systems, partially offset by decreased unit sales of microphone products. The increased sales of intercom systems were in part due to continued growth in sales of new products introduced in Fiscal 1996 and an increase in broadcast equipment demand.

         Net sales of Multimedia/Audio Communications products increased $16.9 million (37.5%), primarily as a result of increased shipments of computer audio, LCD projection and aircraft communications products, partially offset by decreased unit sales of slide projectors. The increase in sales volume of computer audio and LCD projection products resulted from the continued growth of computer audio and multimedia applications use. The aircraft communications increase was favorably impacted by a stronger market in the aviation industry and a change in the sales distribution channel compared to the same period in Fiscal 1996.

         Net sales of RF/Communications products increased $0.3 million (1.3%), primarily due to increased shipments of talking book players to the Library of Congress and wireless LAN antenna products, partially offset by reduced shipments of military vehicular antennas. The increase in sales of talking book players is the result of a higher unit volume and the selling price associated with the current contract compared to the previous contract in Fiscal 1996. Shipments of military vehicular antennas ended as the last shipments under the remaining contract with the United States Department of Defense were made in the fourth quarter of Fiscal 1996. The Company does not expect to ship these products again in the foreseeable future.

         Net sales of Hearing Instrument products increased $2.1 million (9.3%) primarily due to increased shipments of hearing aid and auditory trainer products.

         Gross profit increased $16.0 million (29.0%) during Fiscal 1997. The impact from the Company's adoption of and accounting for impairment of long-lived assets in the fourth quarter of Fiscal 1996 increased gross profit in Fiscal 1997 by approximately $1.2 million due to lower levels of depreciation expense. Gross margin increased 3.7 percentage points to 41.7%, compared to 38.0% in Fiscal 1996. The gross margin increase was the result of higher margins in each of the four business segments. The gross margin in the Professional Sound and Entertainment segment increased slightly, primarily due to a favorable product mix of higher margin intercom systems. The gross margin in the Multimedia/Audio Communications segment improved, primarily due to higher margins in computer audio, LCD projection and aircraft communications products. This increase continued to be favorably impacted by lower production costs and productivity improvements realized in the manufacturing process. The gross margin in the RF/Communications segment increased, primarily as a result of shipments under the new talking book contract at higher prices. In addition, increased shipments of higher margin commercial products and the absence of lower margin military vehicular antenna shipments (as noted above) also contributed to the improved gross margin for the RF/Communications business segment. The gross margin in the Hearing Instruments segment increased, primarily as a result of higher selling prices and decreased production costs of hearing aids.

         During the first quarter of Fiscal 1997, the Company began initial production at its manufacturing plant in Hermosillo, Sonora, Mexico and will be seeking to improve its gross margins over the next several years by increasing the levels of production at such plant.

         Operating expenses increased $2.5 million (7.3%). Total operating expenses represented 21.6% of sales for Fiscal 1997, compared with 23.6% of sales for Fiscal 1996. The impact from the Company's adoption of and accounting for impairment of long-lived assets in the fourth quarter of Fiscal 1996 resulted in decreased amortization expense for Fiscal 1997 of approximately $1.6 million. Engineering expenses increase $0.9 million (13.2%), primarily due to increased levels of outside services and project supplies incurred in order to accelerate new product development. Marketing expenses increased by $2.0 million (11.7%), due to increased commissions, warranty and sales support costs related to the increased sales volume. However, marketing expenses represented 10.9% of sales for Fiscal 1997, compared with 11.5% of sales for Fiscal 1996. General and administrative expenses increased $1.4 million (18.7%), primarily as a result of increase compensation expense and costs associated with the Company's new computer information systems project.

         Other income increased $0.6 million (49.3%), primarily as a result of increases in interest income on higher average cash balances compared to the same period in Fiscal 1996.

         The Company's effective tax rate for Fiscal 1997 was 39.2%. The Fiscal 1996 effective tax rate was not meaningful, as the Company recorded a tax benefit of only $0.2 million despite a net loss of $4.3 million due primarily to the nondeductible nature of amortization and impairment write-offs of goodwill.

SEASONALITY OF BUSINESS

         The Company's business is not considered seasonal. Revenues between quarters of the fiscal year are relatively stable.

LIQUIDITY AND CAPITAL RESOURCES

         At February 2, 1998, the Company had cash and cash equivalents of $0.3 million compared to $35.7 million at March 31, 1997. The ratio of current assets to current liabilities decreased to 1.5 at February 2, 1998 from 3.2 at March 31, 1997. The decrease in the current assets to the current liabilities ratio is due primarily to the increase in current debt and the decrease in cash, both changes attributed primarily to the Transactions.

         The Company's principal source of funds has consisted of cash generated from operating activities. Historically, the Company's principal non-operating uses of cash have been for interest expense, repayments of debt, capital expenditures, and certain repurchases of Holdings securities. Net cash provided by operations for the ten months ended February 2, 1998 was $6.4 million versus $8.6 million for the ten months ended February 2, 1997. The decrease in cash provided by operations was primarily due to lower operating profits and higher interest expense. Net cash used in financing activities for the ten months ended February 2, 1998 was $37.1 million. There were no cash flows from financing activities for the comparable period in Fiscal 1997. The net cash used in financing activities was primarily for Transactions-related fees and expenses of $6.7 million charged to non-operating expenses, deferred financing fees of $12.3 million, bond premium, consent and tender fees of $15.1 million paid on early retirement of debt, and $9.3 million advanced to EVI, primarily for retirement of EVI's senior credit agreement on February 2, 1998 in conjunction with the Merger.

         Inventory increased $6.4 million (27.0%) at February 2, 1998 from March 31, 1997. The increase is attributed primarily to the new products launched in the second half of Fiscal 1998. As the Company introduces new products and phases out old products, the potential impact on inventory obsolescence is addressed by implementing an orderly phase out plan of products nearing the end of their product life cycle, including conducting reviews for obsolescence and related liquidation measures, and by providing provisions to ensure that an adequate reserve is maintained.

         The Company's expenditures for property, plant and equipment were $4.4 million for the ten months ended February 2, 1998, compared to $7.3 million for the ten months ended February 2, 1997. In addition the Company has capitalized $0.4 million of inventory leased to customers. The decrease in expenditures for the ten months ended February 2, 1998 was anticipated, as the Company is nearing completion of the replacement and upgrade of its computer information systems. The Company estimates its annual maintenance levels of capital expenditures to be approximately $3.0 million.

         The Company has a Senior Credit Facility consisting of a Term Loan Facility of $115.0 million, and a $25.0 million commitment under a Revolving Credit Facility, subject to borrowing base limitations. As of February 2, 1998 (and before giving effect to the Merger), there was $115.0 million outstanding on the Term Loan Facility, of which $8.0 million matures in the next 12 months, and $2.9 million outstanding under the Revolving Credit Facility. Net availability on the Revolving Credit Facility, computed by deducting approximately $7.3 million of open letters of credit, totaled $14.8 million at February 2, 1998, subject to borrowing base limitations, of which (as further described below) $9.3 million was subsequently drawn down to pay off a portion of EVI's senior credit agreement and certain fees and expenses in connection with the Merger. The effective interest rate under the Company's Senior Credit Facility for the ten months ended February 2, 1998 was 8.6%.

         The Company's consolidated indebtedness at February 2, 1998 (immediately prior to the Merger, but including approximately $9.3 million of borrowings under the Company's Revolving Credit Facility utilized, in part, to retire EVI's senior credit agreement and to pay certain fees and expenses associated with the Merger) increased to $252.2 million, compared to $100.0 million at March 31, 1997, and, for the respective periods, cash decreased to $0.3 million from $35.7 million, primarily due to the Transactions.

         Immediately prior to the Merger, approximately $12.7 million of indebtednesss outstanding under EVI's senior credit agreement was paid in full and EVI's senior credit agreement was terminated. Such indebtedness, together with $0.4 million for certain fees and expenses associated with the Merger, were repaid by utilizing free cash at closing from EVI of $3.8 million and by borrowings under the Company's Revolving Credit Facility of approximately $9.3 million.

         As a result of the termination of EVI's senior credit agreement, approximately $12.7 million in term loans previously outstanding thereunder was repaid and EVI's revolving credit facility of $25 million (of which approximately $14.6 million was then available for borrowing) was terminated. Immediately after the Merger, the Company had borrowings of $12.2 million outstanding under the Revolving Credit Facility, with net availability thereunder of $5.1 million, computed by deducting approximately $7.7 million of open letters of credit and applying applicable borrowing base limitations.

         In addition, under the indentures governing Company's Notes and the EVI Notes and the Company's Senior Credit Facility, the Company's foreign subsidiaries are permitted to obtain working capital lines, subject to certain restrictions. As of February 2, 1998, the Company had the ability to borrow approximately $19.3 million in foreign working capital under these provisions. As of February 2, 1998 certain foreign subsidiaries of the Company (formerly EVI's foreign subsidiaries) have entered into agreements with banks to provide up to $4.5 million for local working capital needs including letter of credit issuances. In certain instances, the facilities are secured by a lien on foreign real property, leaseholds or accounts receivable and inventory or guaranteed by another subsidiary of the Company.

         The Company expects to generate cash flow from expected cost-savings attributable to Merger-related expected restructuring activities and from the receipt of $7.2 million net operating loss tax benefit for which tax returns were filed in late April 1998. In addition, the Company has arranged a $4 million intercompany line of credit with Holdings, and is seeking to replace the working capital lines of EVI's former subsidiaries with a foreign working capital facility to be secured by the merged companies' foreign assets.

         The Company believes that these additional sources of funds, together with the Company's Revolving Credit Facility and cash from operations will be adequate to meet its debt service and principal payment requirements, capital expenditure needs, working capital requirements, and the funding needed for the restructuring and other related expenditures attributed to the Merger. However, no assurance can be given in this regard among other reasons, because the foreign working capital facility may not be obtained, and working capital requirements and other circumstances may change. The Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MANAGEMENT OF FOREIGN CURRENCY RISK

         The Company enters into forward exchange contracts to hedge inventory purchases denominated in Japanese yen on a continuing basis for periods consistent with its inventory purchase commitments. It does not engage in currency speculation. The Company's foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the inventory purchase commitments. These foreign exchange contracts typically have maturity dates which do not exceed one year and require the Company to exchange U.S. dollars for Japanese yen at maturity, at rates agreed to at the inception of the contracts. As of February 2, 1998, the Company had no foreign currency forward exchange contracts outstanding.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Public Accountants, Report of Independent Auditors, Consolidated Financial Statements and Supplementary Data required by
Item 8 are set forth immediately following the signature page of this report and are hereby incorporated herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As a result of the Merger, the Company changed its independent public accountants from Ernst & Young LLP, who audited the Company's financial statements as of March 31, 1996 and 1997, to Arthur Andersen LLP, the independent public accountants of EV International, Inc. In connection with the audits of the Company's financial statements for the years ended March 31, 1996 and 1997, there have been no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         No event of the type described in Item 304(a)(1)(v) of Regulation S-K occurred during the period described above.

         Prior to the Board of Director's determination to engage Arthur Andersen LLP as its independent public accountant for the ten-month period ending February 2, 1998, Arthur Andersen LLP performed certain due diligence procedures for the new majority shareholders and was consulted on the accounting treatment and disclosure requirements of certain acquisition related transactions.

         The Company has requested Ernst & Young LLP to furnish it a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter dated May 4, 1998 is filed as
Exhibit 16 hereto.

                                    PART III

ITEM 10.          EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth, as of February 2, 1998, the name, age and position of each of the executive officers and directors of the Company.


          NAME                      AGE                       POSITION
-------------------------------     ---     -----------------------------------------------------
John L. Hale*..................     57      Chairman of the Board of Directors (the "Board"),
                                            President and Chief Executive Officer
John T. Hislop*................     57      Vice President, Chief Financial Officer and Treasurer
John A. Palleschi*.............     46      Vice President, Corporate Development, General
                                            Counsel and Secretary
Joseph P. Winebarger...........     49      Vice President, Engineering, Customer Services and
                                            Information Systems
Dan M. Dantzler................     49      Vice President and President, RF/Communications
                                            Group
Glen E. Cavanaugh..............     53      Vice President and President, Multimedia/Audio
                                            Communications Group
Neil A. Levy...................     50      Vice President and President, Hearing Instruments
                                            Group
Jeffrey J. Rosen...............     48      Director
Edgar S. Woolard, Jr...........     64      Director
Evan M. Marks..................     40      Director
Christopher P. Forester........     47      Director
Alfred C. Eckert III...........     50      Director
Keith W. Abell.................     40      Director
Christine K. Vanden Beukel*....     27      Director, Assistant Secretary and Assistant Treasurer

------------------
* Executive holds same position with Holdings

         Mr. Hale joined the Company as Chairman of the Board, President and Chief Executive Officer in October 1991. Prior to October 1991, he served as President, Chief Executive Officer and a director of Fibronics International Inc., a provider of fiber optic and other communication products and services. From June 1985 to November 1986, Mr. Hale was President and Chief Executive Officer of Intelogic Trace, Inc., a computer and communications service company. From September 1980 to March 1985, Mr. Hale served as President and Chief Executive Officer of Inforex, Inc., a worldwide supplier of computer systems and local area networks. From February 1978 to September 1980, and from September 1982 to June 1985, Mr. Hale was, respectively, a Vice President and Executive Vice President at Datapoint Corporation, the parent of Inforex, Inc., a manufacturer of computers and telecommunications equipment.

         Mr. Hislop joined the Company in May 1993 as Vice President, Chief Financial Officer, Treasurer and Assistant Secretary. Prior to joining the Company, Mr. Hislop was with Fibronics International Inc., where he served as Joint Chief Executive Officer from 1992 to 1993 and as Corporate Vice President and Chief Financial Officer from 1989 through 1991. From 1987 to 1989, Mr. Hislop served as a partner of Management Resources Inc., a management consulting group. From 1985 to 1987, Mr. Hislop was Vice President, Chief Financial Officer and Treasurer of Intelogic Trace, Inc. From 1973 to 1985, he served as a Vice President and Controller of Datapoint Corporation.

         Mr. Palleschi has been Vice President, Corporate Development, General Counsel and Secretary of the Company since January 1995. Prior to January 1995, Mr. Palleschi was Vice President, Administration, General Counsel and Secretary of the Company and served in such capacity since June 1989. Prior to joining the Company, Mr. Palleschi was Director of Corporate Development for Memorex from March 1988 to June 1989. From June 1984 to March 1988, Mr. Palleschi was International Counsel, Telex Computer Products, Inc., a subsidiary of Telex Corp. From 1981 to 1984, Mr. Palleschi also served as an attorney with Digital Equipment Corporation and Raytheon Corporation.

         Mr. Winebarger has been Vice President responsible for Telex's Information Systems since January 1995 and for Telex's Engineering Services, Le Sueur manufacturing facility, Quality Assurance and Sales Administration operations since April 1993. Prior to April 1993, Mr. Winebarger was Vice President, Engineering of Telex and served in such capacity with Telex and Old TCI since September 1987. From January to September 1987, he was corporate Director of Advanced Development, Telex Computer Products, Inc. Prior to 1987, Mr. Winebarger was Acting Vice President, Engineering, then Vice President, Engineering for Telex Data Systems, a division of Telex Computer Products, Inc.

         Mr. Dantzler has served as Vice President and General Manager of Telex's RF/Communications Group since May 1994. Prior to May 1994, Mr. Dantzler was Vice President and General Manager of Telex's Professional Sound and Entertainment Group. From February 1992 to April 1993, he served as Staff Vice President. Prior to February 1992, Mr. Dantzler was Vice President, Sales for Telex. From 1983 to 1989, Mr. Dantzler served as General Manager of the Hy-Gain Division of Old TCI where he was responsible for the design and production of antennas and wireless microphones. From 1967 to 1982, Mr. Dantzler held various engineering positions with Old TCI and Hy-Gain.

         Mr. Cavanaugh joined Telex in April 1993 as Vice President and President of Telex's Multimedia/Audio Communications Group and was appointed president of the Group in May 1994. Prior to joining Telex, Mr. Cavanaugh was Senior Vice President, Sales and Marketing of Applied Voice Technology, Inc., which he joined in 1990. From 1988 to 1990, he was a principal at Columbia Management Consulting. Mr. Cavanaugh also served as Senior Vice President, Marketing for Applied Communications, Inc. from 1987 to 1988, and, from 1983 to 1987, as Vice President, Marketing at ISC Systems Corporation. From 1981 to 1983, he served as Vice President and General Manager of Evans and Sutherland Computer Corporation. From 1976 to 1981, Mr. Cavanaugh was Vice President, Marketing for Datapoint Corporation.

         Mr. Levy has served as Vice President and President of the Hearing Instruments Group since October 1992. Prior to joining Telex, Mr. Levy served as Vice President and General Manager for Doubleday Book Shops from 1990 to 1991. From 1987 to 1990 he was Executive Vice President for Eye Care Centers of America, Inc. Prior to 1987, Mr. Levy held several executive positions with Touche Ross and Company, Genesco, Inc. and Walden Books.

         Mr. Rosen became a director of the Company on January 29, 1998. He also served as Director of the Company from December 1993 to May 6, 1997. He is a partner of the law firm O'Melveny & Myers. Mr. Rosen has been a partner of O'Melveny & Myers since 1987.

         Mr. Woolard became a director of the Company on January 29, 1998. Mr. Woolard is the former Chairman of the Board of Directors of DuPont. He joined DuPont in 1957 and held a variety of engineering, manufacturing and management positions before being elected President and Chief Operating Officer in 1987, and Chairman and Chief Executive Officer in 1989. He retired from the company in 1995. Mr. Woolard is also a director of Citicorp and Apple Computer.

         Mr. Marks became a director on December 23, 1997. He is the managing principal of Alben Asset Management, L.L.C., a private investment company based in New York. Prior to forming Alben, Mr. Marks was in partnership with George Soros from 1992 to 1998 as the president of G. Soros Realty, Inc., which invested in real estate globally. Prior to his association with Soros, Mr. Marks was a principal in the real estate investment group of Lazard Freres & Co.

         Mr. Forester became a director on December 23, 1997. Mr. Forester has been retired since 1995. From 1993 to 1995, Mr. Forester was Managing Director of the technology industry group of Merrill Lynch & Co. From 1977 to 1993, Mr. Forester worked in the Corporate Finance Department, Investment Banking Division of Goldman, Sachs & Co. where he was a General Partner from 1988 to 1993.

         Mr. Eckert became a director of the Company on the Recapitalization Closing Date. Mr. Eckert has been the President of GSCP since January 1994. Since 1991, Mr. Eckert has been a general partner of Greycliff Partners. From 1984 to 1991, Mr. Eckert was a general partner of Goldman, Sachs & Co. He is a director of Day International Group, Inc., Eastgate Group Limited, IPC Magazines, Georgia Gulf Corporation and HBO & Company.

         Mr. Abell became a director of the Company on December 23, 1997. Mr. Abell joined GSCP at its inception in 1994. From 1990 to 1994, Mr. Abell was with the Blackstone Group, most recently as a Managing Director.

         Ms. Vanden Beukel became a director of the Company on December 23, 1997. Ms. Vanden Beukel joined GSCP at its inception in 1994. Ms. Vanden Beukel previously worked in the investment banking division of Smith Barney Inc. Ms. Vanden Beukel is also a director of Day International Group, Inc.

DIRECTOR COMPENSATION

         Directors who are not employees of the Company or GSCP are paid $1,500 for each Board meeting attended. In addition, the Company has granted Messrs. Marks, Forester, Woolard and Rosen warrants representing the right to purchase 5,484, 5,484, 10,783, and 5,484 shares, respectively, of common stock of Holdings, subject to certain anti-dilution provisions, at an exercise price of $31.93 per share. A portion of these warrants became exercisable on grant; the remainder will become exercisable over time through 2001, provided in each case that the holder of the warrant is a director of the Company on the date of exercise. Such warrants will be filed as exhibits to the Company's annual report on Form 10-K for the fiscal year ended February 28, 1998, which will cover the business, operations and financial results of the Company after giving effect to the Merger. Directors who are employees of the Company or GSCP receive no separate compensation for their services as directors. All of the directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board.

Currently three of the Company's directors are employees of GSCP, to which the Company pays fees for management and financial consulting services. See Item 13, "Certain Relationships and Related Transactions."


ITEM 11.   EXECUTIVE COMPENSATION

      The following table sets forth the annual and long-term compensation with respect to all compensation paid or accrued by the Company for services rendered in all capacities for the period beginning April 1, 1997 and ended February 2, 1998 by its Chief Executive Officer and each of the other four most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                              ANNUAL COMPENSATION(a)                 COMPENSATION
                                           --------------------------------         ------------

                                                                                    NUMBER OF SHARES         ALL OTHER
                                           FISCAL      SALARY        BONUS            UNDERLYING           COMPENSATION
    NAME AND PRINCIPAL POSITION             YEAR       ($)(b)        ($)(c)           OPTIONS(d)               $(e)
----------------------------------         ------    --------       -------         ------------             ---------

John L.  Hale .................             1998      273,850       160,405            299,320
Chairman of the Board, President            1997      312,006       212,456                 --                  --
and Chief Executive Officer                 1996      297,115       175,407            160,000                  --

John T.  Hislop ...............             1998      133,584        11,506             69,340
Vice President and Chief Financial          1997      149,865       100,267                 --                  --
Officer                                     1996      140,742        83,637                 --                  --

Glen E.  Cavanaugh ............             1998      127,524        14,139             22,120
Vice President and President,               1997      142,846        86,478                 --                  --
Multimedia/Audio Communications             1996      133,237        72,385                 --                  --
Group

Joseph P.  Winebarger .........             1998      111,154        30,636             21,560
Vice President, Engineering,                1997      126,485        64,720                 --
Customer Services and Information           1996      118,038        69,637                 --                  --
Systems

John A.  Palleschi ............             1998      116,517        32,176             82,620
Vice President, Corporate                   1997      129,536        87,843                 --                  --
Development, General Counsel and            1996      119,993        73,439             16,000                  --
Secretary

----------------------
(a) Fiscal Year 1998 refers to the period beginning April 1, 1997 and ended February 2, 1998. For the period beginning April 1, 1997 and ended February 2, 1998, the only type of Other Annual Compensation for each of the named executive officers was in the form of perquisites and was less than the level required for reporting.

(b) Amounts shown include cash compensation earned and received, amounts earned but deferred, and amounts earned but deferred and paid in the subsequent fiscal year.

(c) Amounts shown for each Fiscal Year are awards under the plan that were earned in such Fiscal Year and paid in the subsequent fiscal year. Effective on the Recapitalization Closing Date, bonuses will be paid pursuant to new bonus programs. See "The Annual Bonus Programs." Amounts shown for Fiscal Year 1998 represent the special bonuses paid under the Annual Bonus Programs. Bonuses earned under the new bonus plans during the ten months ended February 2, 1998 will be based on the twelve month period ending March 31, 1998 and calculated upon completion of the audit for the fiscal year ended March 31, 1998. Such bonuses will be reported by the Company in the period ended March 31, 1998 and, if earned, will be paid in Fiscal 1999. Amounts shown for Fiscal 1996 and 1997 represent bonuses under the Fiscal 1996 and 1997 management incentive plan. The plan was open to the executive officers and other key employees designated by the President and Chief Executive Officer and approved by the Board. Under the plan, individual awards were based upon performance measured by established Telex and individual objectives and on a discretionary evaluation by the President and Chief Executive Officer for awards other than the objectives and on a discretionary evaluation by the President and Chief Executive Officer for awards other than the President and Chief Executive Officer's. Distributions under the plan are made within 30 days following the completion of the audit for the fiscal year in which such compensation is earned. The plan provides for a bonus target of 50.0% of base salary, although maximum awards can exceed such targets. The maximum award for Fiscal 1997 for the named executive officers was 75.0% of base salary for Fiscal 1997.

(d) All Options were granted under the 1997 Stock Option Plan on the Recapitalization Closing Date. Amounts are adjusted to reflect the 20-for-1 stock split effected by the Company effective as of June 25, 1997.


OPTION GRANTS DURING THE TEN MONTHS ENDED FEBRUARY 2, 1998

      The following table sets forth information on the options to acquire Common Stock of Holdings granted to the named executive officers during the ten months ended February 2, 1998 and the potential realizable value of each grant:

                       OPTION GRANTS DURING THE TEN MONTHS
                             ENDED FEBRUARY 2, 1998




                                             % OF TOTAL
                                              OPTIONS                                      POTENTIAL REALIZABLE VALUE
                                NUMBER OF    GRANTED TO                                     AT ASSUMED ANNUAL RATES
                                 SHARES     EMPLOYEES IN                                  OF STOCK PRICE APPRECIATION
                               UNDERLYING   PERIOD ENDED                                      FOR OPTION TERM(3)
                                OPTIONS      FEBRUARY 2,       EXERCISE    EXPIRATION  ---------------------------------
 NAME                          GRANTED(1)        1998          PRICE(2)       DATE           5%                10%
------------------------       ---------     ---------        --------    ---------    ------------       --------------
John L. Hale                     213,160       53.5%          $   7.98     05/06/07    $  9,385,435       $   15,952,894
                                  86,160       54.3%          $  31.93     05/06/07    $  1,730,093       $    4,384,682
                                 ------                                                ------------       --------------
                                 299,320                                               $ 11,115,528           20,337,577

John T. Hislop                   48,080        12.1%          $   7.98     05/06/07    $  2,116,962       $    3,598,307
                                 21,260        13.4%          $  31.93     05/06/07    $    426,901       $    1,081,921
                                 ------                                                ------------       --------------
                                 69,340                                                $  2,543,863            4,680,229

Glen E. Cavanaugh                16,580         4.2%          $   7.98     05/06/07    $    730,017       $    1,240,847
                                  5,540         3.5%          $  31.93     05/06/07    $    111,243       $      281,931
                                  -----                                                ------------       --------------
                                 22,120                                                $    841,261            1,522,778

Joseph P. Winebarger             17,540         4.4%          $   7.98     05/06/07    $    772,286       $    1,312,694
                                  4,020         2.5%          $  31.93     05/06/07    $     80,722       $      204,578
                                  -----                                                ------------       --------------
                                 21,560                                                $    853,008            1,517,271

John A. Palleschi                57,360        14.4%          $   7.98     05/06/07    $  2,525,561       $    4,292,822
                                 25,260        15.9%          $  31.93     05/06/07    $    507,221       $    1,285,481
                                 ------                                                ------------       --------------
                                 82,620                                                $  3,032,782            5,578,304

---------------------------
(1) All Options were granted under the Company's 1997 Stock Option Plan. Amounts are adjusted to reflect the 20-for-1 stock split effected by the Company effective as of June 25, 1997.

(2) The exercise price of $7.98 per share is $23.95 less than the fair market value at the time of grant. The total discount of $9.4 million will be recognized as compensation expense over the vesting or performance period of the options, generally from three to five years.

(3) The 5% and 10% assumed annual compound rates of stock price appreciation from the assumed price of $31.93 per share are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Share prices.

STOCK OPTION EXERCISES AND VALUE AT FEBRUARY 2, 1998

      The following table provides information with respect to the executive officers of the Company listed in the Summary Compensation Table above concerning stock options exercised during the period ended February 2, 1998 and options to acquire Common Stock of Holdings held by the named executive officers as of February 2, 1998. No stock appreciation rights have been granted under any incentive plan.

                AGGREGATED OPTION EXERCISES DURING THE TEN MONTHS
          ENDED FEBRUARY 2, 1998 AND OPTION VALUES AT FEBRUARY 2, 1998

                                                                  NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED        IN-THE-MONEY
                               NUMBER OF                                OPTIONS AT               OPTIONS AT
                                SHARES             VALUE             FEBRUARY 2, 1998          FEBRUARY 2, 1998
                              ACQUIRED ON        REALIZED               EXERCISABLE/             EXERCISABLE/
      NAME                     EXERCISE           ($)(a)             UNEXERCISABLE(b)         UNEXERCISABLE($)(b)
-----------------------      ------------    -----------          ------------------      -----------------------
John L. Hale ..........       147,920        $ 4,723,012             118,805/266,595      3,291,274/4,321,418
John T. Hislop ........       127,920        $ 4,087,422               52,680/63,640      1,728,878/1,016,272
Glen E. Cavanaugh .....        55,260        $ 1,764,424               27,255/19,605          848,451/336,857
Joseph P. Winebarger ..        17,800        $   568,345               16,070/17,690          481,379/327,397
John A. Palleschi .....        35,840        $ 1,144,353               28,175/74,605        779,220/1,181,813

-----------------------
(a) The per share value of the underlying securities at exercise date minus the exercise or base price of "in the money" options. Per share value is based upon the value determined in accordance with Company practice.

(b)   Per share value is based on $31.93 per share less exercise prices.

1997 STOCK OPTION PLAN

      Effective on the Recapitalization Closing Date, key employees of the Company, including the executive officers named in the Summary Compensation Table, participate in a new option plan (the "Option Plan").

      General Terms. Under the Option Plan, key employees (other than the Chief Executive Officer) selected by the Chief Executive Officer and approved by the Board of Directors of Holdings (the "Holdings Board") will receive non-qualified options to purchase shares of Holdings Common Stock. The Chief Executive Officer's participation will be determined by Holdings Board. Holdings Board will be responsible for administering the Plan. The maximum number of shares of Holdings Common Stock that may be issued under the Option Plan is 19% of the outstanding common stock of Holdings on the Recapitalization Closing Date, on a fully diluted basis and taking into account the issuance of all shares of common stock issuable under the Option Plan, but excluding certain shares that may be granted upon exercise of certain warrants. Upon the occurrence of certain events, such as a stock dividend or a stock split, appropriate adjustments will be made in the number of shares that may be issued under the Option Plan in the future and in the number of shares and price per share under all outstanding grants made before the event. If any grant is for any reason canceled, terminated or otherwise settled without the issuance of some or all of the shares of common stock subject to the grant, such shares will be available for future grants.

      Holdings Board may terminate, suspend or amend the Option Plan but such termination, suspension or amendment may not adversely affect any stock options then outstanding under the Option Plan without the consent of the recipients thereof. Unless terminated by action of Holdings Board, the Option Plan will continue in effect until the tenth anniversary of the Recapitalization Closing Date, but stock options granted prior to such date shall continue in effect until they expire in accordance with their terms.

      Stock Option Grants. Under the Option Plan, Holdings Board may grant non-qualified options that vest over a three-year period, commencing on the grant date, at an exercise price equal to 25% of the

Recapitalization Consideration (the "Initial Option Grants"), performance-based options that vest over a five-year period on the achievement of certain annual performance objectives at an exercise price equal to 25% of the Recapitalization Consideration (the "Performance Option Grants"), or performance-based options that vest on the fifth anniversary of the grant date or upon a Change in Control (as defined in the Option Plan) on the achievement of certain long-term performance objectives, at an exercise price equal to the Recapitalization Consideration (the "Super Performance Grants"). Notwithstanding the satisfaction of any performance goals, all performance options will vest on the seventh anniversary of their grant date.

      To exercise an option, the grantee may pay the exercise price in cash or, if permitted by Holdings Board, by delivering on the date of exercise other shares of common stock of Holdings having an aggregate fair market value equal to the exercise price of the option. The term of each option will be fixed by Holdings Board but may not be more than ten years from its date of grant.

      Termination of Employment. In the event of termination of employment of a grantee by reason of disability, death, retirement at or after age 65 or termination for good reason (as defined in the Stockholders Agreement), any options exercisable at the date of such termination will remain exercisable until the tenth anniversary of the grant date. Any options not then exercisable will be forfeited. In the event of a termination of employment of a grantee for cause, any outstanding options, whether exercisable or unexercisable, will be forfeited. In the event of a termination of employment of a grantee for any reason other than death, disability, retirement for good reason or cause, any options exercisable at the date of such termination will remain exercisable for a period of 90 days (or if earlier the expiration of the options).

      Change in Control. Upon a Change in Control (as defined in the Option
Plan), each outstanding option will be cancelled for a cash payment equal to the excess, if any, of the Change in Control Price (as defined in the Option Plan) over the exercise price for the option unless the Holdings Board determines in good faith that alternative options having substantially equivalent or better rights, terms, conditions and economic value will be awarded to grantees, and such alternative options provide that if the grantee is involuntarily terminated within two years following a Change in Control, all restrictions on the alternative options will lapse.

      Grants to Executives. On the Recapitalization Closing Date, (i) Mr. Hale was granted 107,100 shares, 106,060 shares and 86,160 shares under the Initial Option Grant, the Performance Option Grant and the Super Performance Option Grant, respectively, (ii) Mr. Hislop was granted 18,700 shares, 29,380 shares and 21,260 shares under the Initial Option Grant, the Performance Option Grant and the Super Performance Option Grant, respectively, (iii) Mr. Cavanaugh was granted 8,240 shares, 8,340 shares and 5,540 shares under the Initial Option Grant, the Performance Option Grant and the Super Performance Option Grant, respectively and (iv) Mr. Palleschi was granted 26,240 shares, 31,120 shares and 25,260 shares under the Initial Option Grant, the Performance Option Grant and the Super Performance Option Grant, respectively. The number of shares reflect the 20-for-1 stock split that became effective as of June 25, 1997.

      As a result of the new option plan arrangements for the executive officers named above as well as all other covered executives and employees, the Company will incur estimated non-cash compensation charges of $1.1 million, and $0.3 million in Fiscal 1999 and 2000, respectively.

THE ANNUAL BONUS PROGRAMS

      The Company has adopted an annual bonus plan for the Company's management employees that provides that participants in such plan are entitled to an annual bonus based on achieving certain annual projected earnings performance targets. Under the terms of the plan, participants are eligible to receive an annual bonus of between 25% and 100% of base salary depending on the level of achievement of the performance targets.

The Company has also adopted an additional annual cash bonus plan whereby Messrs. Hale, Hislop, Cavanaugh, Winebarger and Palleschi may receive additional annual incentive awards in each of the first five years following the Recapitalization Closing Date if certain annual performance targets are achieved. The maximum aggregate awards Messrs. Hale, Hislop, Cavanaugh, Winebarger and Palleschi may receive over such five year period under the additional plan is up to $1.7 million, $0.4 million, $0.1 million, $0.1 million and $0.5 million, respectively. In total, the Company may incur estimated total cash compensation charges in connection with this additional cash bonus plan for the executive officers named above as well as all other covered executives and employees of $0.4 million. $0.2 million, $0.1 million, $0.1 million and $0.1 million, in Fiscal 1999, 2000, 2001 and 2002, respectively.

SEVERANCE PROGRAM

      The Company has approved a severance program which will provide that a severance benefit equal to the sum of (i) one times base salary plus the most recent annual bonus and (ii) a pro rata portion of the highest bonus payable over the three most recent fiscal years, will be payable to certain management employees, including Mr. Cavanaugh if his employment is terminated without cause or for good reason within 24 months following the Recapitalization Closing Date or the employee is required to relocate within 12 months following the Recapitalization Closing Date. Payment of any severance amounts will be made in equal biweekly installments. The amount of any severance payments will be reduced to avoid the payment being deemed an "excess parachute payment" within the meaning of Section 280G of the Code. Outplacement services and continued health benefits will also be available under the program. The employees will be subject to non-compete agreements for the 12 month period following termination of employment and non-disclosure of trade secrets restrictions.

RETIREMENT BENEFITS

      The Company maintains a defined benefit pension plan (the "Pension Plan") qualified under the Code that provides a defined benefit upon retirement to the Company's eligible employees. Under the terms of the Pension Plan, benefits are determined by the average earnings during the highest five consecutive years of the final ten consecutive years of service with the total remuneration covered by the plan consisting of base salary, commission, overtime and bonuses paid to each participant. The formula provides benefits in the form of a straight-life annuity equal to a percentage of such average annual earnings times years of benefit service plus a percentage of the excess of the average annual earnings over the social security wage base (as determined at age 65) times years of benefit service.

      The following table lists annual benefits under the Pension Plan for the average annual earnings and years of credited service shown for a participant retiring at the normal retirement age of 65. A participant does not accrue additional benefits under the Pension Plan after 35 years of credited service.

                               PENSION PLAN TABLE

                                                    YEARS OF SERVICE
                          -----------------------------------------------------------------------
        REMUNERATION         15              20              25              30              35
    ----------------      -------         -------         -------         -------         -------
         $125,000         $26,002         $34,670         $43,337         $52,004         $60,672
          150,000          31,552          42,070          52,587          63,104          73,622
          175,000          33,127          44,170          55,212          66,254          77,297
          200,000          34,252          45,670          57,087          68,504          79,922
          225,000          35,377          47,170          58,962          70,754          82,547
          250,000          35,865          47,820          59,775          71,730          83,685
          300,000          35,865          47,820          59,775          71,730          83,685
          400,000          35,865          47,820          59,775          71,730          83,685
          500,000          35,865          47,820          59,775          71,730          83,685


      The full years of credited service as of February 2, 1998 for the executive officers named in the Summary Compensation Table above are as follows:
Mr. Hale, 6; Mr. Hislop, 4; Mr. Cavanaugh, 4; Mr. Winebarger, 23; and Mr. Palleschi, 14. Mr. Hale is also entitled to an additional benefit from the Company upon termination of employment based upon the formula for benefits under the Pension Plan.

      Benefits shown on the table are not subject to reduction for social security benefits or other offset amounts. For plan years beginning in 1995 and thereafter, annual compensation taken into account for purposes of calculating benefits is limited to $160,000 (as adjusted in future years to reflect inflation); however, prior years' compensation taken into account may exceed that amount. The examples of benefits payable in the above table are supplied for illustration only.

EMPLOYMENT AGREEMENTS

      John L. Hale, John T. Hislop and John A. Palleschi have each entered into five-year employment agreements with GST effective at the Recapitalization Closing Date (each an "Employment Agreement" and collectively, the "Employment Agreements"), which automatically extend for successive annual periods. Pursuant to such Employment Agreements, each officer will receive (i) a base annual salary of $312,000, $150,000 and $129,000, respectively, and (ii) a special bonus of $160,405, $11,506 and $32,176, respectively, thirty days after the Recapitalization Closing Date and on each of the next four anniversaries of the date of the initial payment, provided that on the date such special bonus is due GSCP or its affiliates control 50% or more of the voting power of the Company's outstanding voting securities and there has not occurred an initial public offering of Holdings Common Stock. In addition, each officer will be entitled to receive certain perquisites and to participate in (a) a management incentive compensation plan, pursuant to which each executive may be awarded up to 100% of his base annual salary, if certain performance objectives are achieved and (b) a cash bonus plan, as described above under "-- The Annual Bonus Program," pursuant to which Mr. Hale, Mr. Hislop and Mr. Palleschi may receive an aggregate incentive award of up to approximately $2.1 million, $0.5 million and $0.6 million, respectively, during the first five years following the Recapitalization Closing Date, in each case if certain performance objectives are achieved. Mr. Hale's Employment Agreement is terminable by the Company on 30 days' written notice (or immediately for cause) and on 60 days' written notice by Mr. Hale, whereupon the Company shall pay to Mr. Hale (1) all compensation, benefits and perquisites accrued under his Employment Agreement through the effective date of his termination of employment, (2) the remaining installments of the special bonus provided for in clause (ii) above, payable only to the extent and at such times as Mr. Hale would otherwise be entitled to such special bonus in accordance with the terms of such clause and (3) three times the base salary provided for in clause (i) above, at the rate being paid at the date of termination, plus three times the most recent fiscal year's incentive bonus compensation provided for in clause (a) above, plus a pro rata portion of the highest incentive bonus payable under clause (a) above in the three most recent fiscal years. Each of Mr. Hislop's and Mr. Palleschi's Employment Agreements are terminable by the Company on 30 days' written notice (or immediately for cause). If Mr. Hislop's or Mr. Palleschi's employment is terminated by the Company for any reason other than for cause or the death or disability of the executive or if the executive's employment is terminated by him for Good Reason (as defined in the Employment Agreements) during the period of employment but prior to a Change in Control (as defined in the Employment Agreements), the Company shall pay the executive (x) all compensation, benefits and perquisites accrued under the applicable Employment Agreement through the effective date of his termination of employment, (y) a severance allowance equal to the sum of (1) two times the base salary provided for in clause (i) above, at the rate being paid at the date of termination if the termination occurs prior to the second anniversary of the Recapitalization Closing Date and one year's base salary at the rate being paid at the time of the termination of the executive's employment if the termination occurs after the second anniversary of the Recapitalization Closing Date, (2) two times the most recent fiscal year's incentive bonus compensation provided for in clause (a) above and (3) a pro rata portion of the highest incentive bonus payable under clause (a) above in the three most recent fiscal years and (z) the remaining installments of the special bonus provided for in clause (ii) above payable only to the extent and at such times as the executive would otherwise be entitled to the special bonus in accordance with such clause. The executive may terminate his employment under his Employment Agreement at any time during the period of employment upon 60 days' written notice to the Company, and, without regard to whether such termination occurs prior to a Change in Control, and the executive shall be paid (1) all compensation, benefits and perquisites accrued under his Employment Agreement through the effective date of his termination of employment plus (2) the remaining installments of the special bonus provided for in clause (ii) above, payable only to the extent and at such times as the executive would otherwise be entitled to such special bonus under such clause. The Employment Agreements also contain standard restrictive covenants relating to competition and confidentiality.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF CAPITAL STOCK

      The authorized common stock of the Company consists of 1,000 shares of common stock, par value $.01 per share, of which 500 shares are issued and outstanding on a fully diluted basis and all of which are owned by Holdings. The authorized common stock of Holdings consists of 5,000,000 shares of common stock, par value $.0005 per share, of which 3,038,300 shares are issued and outstanding after giving effect to the 20-for-1 stock split effected by the Company effective as of June 25, 1997. All of the issued and outstanding common stock of Holdings is owned by G-II, except for the Rollover Shares, which are owned by management.

      The following table sets forth the beneficial ownership of the limited liability company interests of G-II.


                                                         NUMBER OF    PERCENT OF
NAME AND ADDRESS                                         INTERESTS      CLASS
----------------                                         ---------     --------
GSCP(a)(b) .......................................          72.42       72.42%
TRV Employees Fund, L.P.(c)(b) ...................          17.69       17.69%
Greenwich Street Capital Offshore Fund, Ltd.(d)(b)           4.41        4.41%
The Travelers Insurance Company(e)(b) ............           3.67        3.67%
The Travelers Life and Annuity Company(e)(b) .....           1.81        1.81%
                                                            -----       -----
                                                            100.00     100.00%
                                                           ======      ======

-------------------

(a) The address for this person is 388 Greenwich Street, 36th Fl., New York, N.Y. 10013. The managing general partner of the general partner of this person is a wholly owned subsidiary of Travelers Group Inc. ( Travelers"). The manager of this person is Greenwich Street Capital Partners, Inc. ("GSCP, Inc."), which is also a wholly owned subsidiary of Travelers.

(b) By virtue of the relationships set forth in notes (a), (c) and (d), Travelers may be deemed to share beneficial ownership of the securities held of record by this person and may be deemed to share power to vote, or to direct the voting of, and power to dispose of, or direct the disposition of, the securities held of record by such person.

(c) The address for this person is 388 Greenwich Street, 36th Fl., New York, N.Y. 10013. The general partner of this person and the manager of this person, GSCP, Inc., are both wholly owned subsidiaries of Travelers.

(d) The address for this person is c/o Rawlinson & Hunter, Woodbourne Hall, P.O. Box 3162, Road Town Tortola, British Virgin Islands. This person is managed by GSCP, Inc. and all the voting securities of this person are owned by the general partner of GSCP, whose managing general partner is a wholly owned subsidiary of Travelers.

(e) The address for this person is 1 Tower Square, Hartford, Connecticut 06183-2030. The person is an indirect wholly owned subsidiary of Travelers.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect to the beneficial ownership of Holdings Common Stock and Options as of February 2, 1998, by (i) each person who is known by the Company to beneficially own more than 5% of Holdings Common Stock, (ii) each director of the Company, (iii) each officer of the Company listed in the Summary Compensation Table above and (iv) by all directors and executive officers as a group. Except as otherwise indicated, beneficial ownership includes both voting and investment power with respect to the Holdings Common Stock shown.

                                                                                    NUMBER OF SHARES
                                                             NUMBER OF SHARES      UNDERLYING OPTIONS       PERCENT OF CLASS
                NAME OF BENEFICIAL OWNER(a)                 BENEFICIALLY OWNED     BENEFICIALLY OWNED(a)    (FULLY DILUTED)
----------------------------------------------------------  -------------------    ---------------------     ---------------
Greenwich II, LLC(b) .....................................       2,605,060                    --                  78.2%
John L. Hale .............................................         243,680               118,805                  11.5%
John T. Hislop ...........................................          17,480                52,680                   2.3%
Glen E. Cavanaugh ........................................          21,480                27,255                   1.6%
Joseph P. Winebarger .....................................          46,540                16,070                   2.0%
John A. Palleschi ........................................          48,880                28,175                   2.5%
Alfred C. Eckert III(c) ..................................              --                    --                   0.0%
Jeffrey J. Rosen .........................................              --                   783                   0.0%
Edgar S. Woolard, Jr. ....................................              --                 3,595                   0.1%
Evan M. Marks ............................................              --                 1,828                   0.1%
Christopher P. Forester ..................................              --                 1,828                   0.1%
Keith W. Abell(c) ........................................              --                    --                   0.0%
Christine K. Vanden Beukel(c) ............................              --                    --                   0.0%
All directors and officers as a group (13) persons(b)(c) .         415,800               308,142                  21.6%


-------------------------

(a) The shares listed include shares of Holdings Common Stock that may be acquired upon exercise of presently exercisable options to acquire Holdings Common Stock, and all such options that will become exercisable within 60 days from the date on which such information is given.

(b) See "Ownership of Capital Stock" for information concerning the ownership of limited liability company interests of Greenwich II, LLC.

(c) Does not include any of the 2,605,060 shares of Holdings Common Stock beneficially owned by Greenwich II LLC, which Messrs. Eckert and Abell and Ms. Vanden Beukel may be deemed to beneficially own by virtue of their affiliation with GSCP. Mr. Eckert, Mr. Abell and Ms. Vanden Beukel disclaim any such beneficial ownership.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following is a summary of the structure of the Recapitalization and certain provisions of the Recapitalization Agreement. This summary does not purport to be complete and is qualified in its entirety by reference to the Recapitalization Agreement, a copy of which is available upon request from the Company.

      On the Recapitalization Closing Date, the Company completed the Recapitalization pursuant to the Recapitalization Agreement. In connection with the Recapitalization, all of the shares of Holdings Common Stock and all options and warrants to acquire Holdings Common Stock (other than certain shares of Holdings Common Stock and certain options to acquire Holdings Common Stock owned by certain members of management of the Company) were converted into the right to receive Recapitalization Consideration equal to approximately $253.9 million. In addition, in connection with the Recapitalization Agreement, the Rollover Shares and the Rollover Options, with an aggregate value of approximately $21.2 million (approximately 20% of the fully diluted equity of Holdings, give effect to the Rollover Options) were retained by certain members of management of the Company. In connection with the Recapitalization, the Company completed (i) the

Tender Offer to repurchase all of the $100.0 million aggregate outstanding principal amount of the Telex Notes and (ii) a solicitation of consents with respect to certain amendments to the Indenture pursuant to which the Telex Notes were issued.

CAPITALIZATION OF GST

      GST was capitalized by $83.2 million of equity provided by GSCP and certain co-investors and $25.2 million of proceeds provided by the issuance of the GST Subordinated Debentures. The GST Subordinated Debentures will mature in 2009, bear non-cash interest at a rate of 15% compounded quarterly, and are redeemable at the option of Holdings (as the successor to GST in the Merger) with various premiums up to maturity. If the GST Subordinated Debentures are redeemed or repaid following the fifth anniversary of their issuance, a portion of the redemption/repayment amount will be payable in warrants to purchase Holdings Common Stock. The terms pursuant to which the GST Subordinated Debentures were issued contain a number of negative covenants that, among other things, restrict the ability of the Company to dispose of assets; incur additional indebtedness (including preferred stock); guarantee obligations; create liens; merge, consolidate, liquidate or dissolve; lease property; pay dividends or make distributions in respect of capital stock; create liens on assets; enter into sale and leaseback transactions; conduct transactions with affiliates; and make investments, loans or advances.

STOCKHOLDERS AND REGISTRATION RIGHTS AGREEMENT

      In connection with the Recapitalization, all members of the Company's senior management who own any Rollover Shares or Rollover Options (the "Management Stockholders") entered into a Stockholders and Registration Rights Agreement (the "Stockholders Agreement"), under which such Management Stockholder agreed that he or she shall not, without the prior written consent of Holdings, directly or indirectly, sell, pledge, mortgage, hypothecate, give, transfer, create a security interest in or lien on, place in trust (voting or otherwise), assign or in any other way encumber or dispose of any shares of Holdings Common Stock now or hereafter beneficially owned by such Management Stockholder. In addition, under the Stockholders Agreement, if a Management Stockholder's employment is terminated, such Management Stockholder shall have the right to sell, and Holdings shall also have the right to purchase all of the shares of Holdings Common Stock owned by such Management Stockholder, and all of the options to acquire Holding Common Stock owned by such Management Stockholder, at prices calculated in accordance with, and subject to certain other terms and conditions set forth in, the terms of the Stockholders Agreement. The Stockholders Agreement also creates certain conventional "drag" and "tag" rights with respect to the shares of Holdings Common Stock owned by the Management Stockholders. The Stockholders Agreement also provides that at any time after the Effective Time, G-II shall have the right to make up to four requests that Holdings effect a public offering under the Securities Act pursuant to a Stockholder Registration Statement of any of the shares of Holdings Common Stock owned by G-II with certain limitations and that Holdings shall pay all registration expenses in connection with each registration of shares of Holdings Common Stock pursuant to the Stockholders Agreement.

INTEREST OF CERTAIN PERSONS

      The Company has engaged Greenwich Street Capital Partners, Inc. ("Greenwich"), the manager of GSCP, to provide it with certain business, financial and managerial advisory services, including developing and implementing corporate and business strategy and providing other consulting and advisory services. In exchange for such services, the Company has agreed to pay Greenwich an annual fee of $1.7 million, payable quarterly in arrears, plus Greenwich's reasonable out-of-pocket costs and expenses. This engagement will be in effect until the earlier to occur of the tenth anniversary of the Recapitalization Closing Date or the date on which GSCP no longer owns, directly or indirectly, any shares of the capital stock of G-II, and may be earlier terminated by Greenwich in its discretion.

      In addition, on the Recapitalization Closing Date, Greenwich received $2.5 million in fees for providing services relating to the structuring and management of the Recapitalization and reimbursement for its reasonable out-of-pocket costs and expenses relating to its provision of such services.

      In addition, Holdings has agreed to indemnify Greenwich, GSCP, and their respective directors, officers, partners, employees, agents, representatives and control persons against certain liabilities arising under the federal securities laws, liabilities arising out of the performance of the consulting agreement and certain other claims and liabilities.

MANAGEMENT

      In connection with the Transactions, an aggregate of 811,520, 175,540, 113,780, 106,680 and 168,960 of the shares of Holdings Common Stock and options to acquire shares of Holdings Common Stock held by Messrs. Hale, Hislop, Cavanaugh, Winebarger and Palleschi, respectively, were converted into the right to receive an aggregate of $25.6 million, $5.5 million, $3.6 million, $3.3 million and $5.4 million in cash, respectively. In addition, in connection with the Transactions, an aggregate of 329,760, 64,460, 46,220, 58,740 and 69,040 of the shares of Holdings Common Stock and options to acquire shares of Holdings Common Stock held by Messrs. Hale, Hislop, Cavanaugh, Winebarger and Palleschi, respectively, were retained by such individuals.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)   The following documents are filed as a part of this report:                              Page

      1.   Financial Statements

           Report of Independent Public Accountants                                             F-1

           Report of Independent Auditors                                                       F-2

           Consolidated Balance Sheets as of February 2, 1998 and March 31, 1997                F-3

           Consolidated Statements of Operations for the ten months ended
           February 2, 1998, and the years ended March 31, 1997 and 1996                        F-4

           Consolidated Statements of Shareholder's Equity (Deficit) for the ten
           months ended February 2, 1998, and the years ended March 31, 1997 and
           1996                                                                                 F-5

           Consolidated Statements of Cash Flows for the ten months ended
           February 2, 1998, and the years ended March 31, 1997 and 1996                        F-6

           Notes to Consolidated Financial Statements                                           F-7

      2.   Financial Statement Schedule:

           Schedule II - Valuation and Qualifying Accounts                                     F-23

           All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

      3. The Exhibits are listed in the Exhibit Index required by Item 601 of the Regulation S-K at Item (c) below and included immediately following the Financial Statement Schedule. The Exhibit Index is incorporated herein by reference.

(b) On January 8, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that the Company had announced their intent to merge with EV International, Inc.

(c) The Exhibit Index and required Exhibits are included following the Financial Statement Schedule. The Company will furnish to any security holder, upon written request, any exhibit listed in the accompanying
      Exhibit Index upon payment by such security holder of the Company's reasonable expenses in furnishing any such exhibit.

(d)   The Index to Consolidated Financial Statements and Financial Statement
      Schedule is included following the signature page of this report.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT:

      The Company has not sent to its security holders an annual report covering the period ended February 2, 1998 nor any proxy material relating to any annual or other meeting of security holders. Section 4.02 of the Senior Notes Indenture requires the Company to provide to the holders of the Notes with such annual reports and such information, documents and other reports which are specified in Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Telex Communications, Inc. (formerly known as EV International, Inc.), successor-by-merger to the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 4th day of May 1998.

                                     TELEX COMMUNICATIONS, INC.



                                     By:   /s/ John L.  Hale
                                         ----------------------------
                                         John L.  Hale, President and
                                         Chief Executive Officer

                                Power of Attorney

      Each person whose signature appears below constitutes and appoints, JOHN
L. HALE and JOHN T. HISLOP his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Transition Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                    Title                                         Date
---------                                    -----                                         ----

/s/ John L.  Hale                        President, Chief Executive Officer                May 4, 1998
---------------------------              and Chairman of the Board of
John L.  Hale                            Directors (principal executive
                                         officer)


/s/ John T.  Hislop                      Vice President, Chief Financial                   May 4, 1998
---------------------------              Officer and Treasurer (principal
John T.  Hislop                          financial and accounting officer)


/s/ Jeffrey J. Rosen                     Director                                          May 4, 1998
---------------------------
Jeffrey J.  Rosen

/s/ Edgar S.  Woolard, Jr.               Director                   May 4, 1998
---------------------------
Edgar S.  Woolard, Jr.

/s/                                      Director                   May 4, 1998
---------------------------
Evan M.  Marks

/s/ Christopher P.  Forester             Director                   May 4, 1998
----------------------------
Christopher P.  Forester

/s/ Alfred C.  Eckert III                Director                   May 4, 1998
----------------------------
Alfred C.  Eckert III

/s/ Keith W.  Abell                      Director                   May 4, 1998
----------------------------
Keith W.  Abell

/s/ Christine K.  Vanden Beukel          Director                   May 4, 1998
----------------------------
Christine K.  Vanden Beukel




*By: ______________________

          Attorney-in-Fact

                           TELEX COMMUNICATIONS, INC.

                               INDEX OF FINANCIAL
                   STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                       Page

Report of Independent Public Accountants ..........................................    F-1

Report of Independent Auditors ....................................................    F-2

Consolidated Balance Sheets as of February 2, 1998 and March 31, 1997 .............    F-3

Consolidated Statements of Operations for the ten months ended February 2, 1998,
      and the years ended March 31, 1997 and 1996 .................................    F-4

Consolidated Statements of Shareholder's Equity (Deficit) for the ten months
      ended February 2, 1998, and the years ended March 31, 1997 and 1996 .........    F-5

Consolidated Statements of Cash Flows for the ten months ended February 2, 1998,
      and the years ended March 31, 1997 and 1996 .................................    F-6

Notes to Consolidated Financial Statements ........................................    F-7

Schedule II -- Valuation and Qualifying Accounts ..................................   F-23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
TELEX COMMUNICATIONS, INC.:

      We have audited the accompanying consolidated balance sheet of Telex Communications, Inc. (a Delaware corporation) and subsidiaries as of February 2, 1998, and the related consolidated statements of operations, shareholder's equity (deficit), and cash flows for the ten months ended February 2, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telex Communications, Inc. and subsidiaries as of February 2, 1998 and the results of their operations and their cash flows for the ten months ended February 2, 1998, in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II, Valuation and Qualifying Accounts, is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
April 24, 1998

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholder
   Telex Communications, Inc.

      We have audited the accompanying consolidated balance sheet of Telex Communications, Inc. and subsidiaries and the related consolidated statements of operations, shareholder's equity (deficit), and cash flows for each of the two years in the period ended March 31, 1997. Our audits also include the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telex Communications, Inc. and subsidiaries at March 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          ERNST & YOUNG LLP

Minneapolis, Minnesota
June 2, 1997

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                  ASSETS

                                                                        FEBRUARY 2,        MARCH 31,
                                                                           1998              1997
                                                                         ---------        ---------
Current assets:
         Cash and cash equivalents ...............................       $     275        $  35,742
         Accounts receivable, net of allowance for doubtful
            accounts (1998--$657;1997--$641) .....................          25,512           29,459
         Inventories .............................................          29,846           23,495
         Income taxes receivable .................................           7,209               --
         Deferred income taxes ...................................              --            2,813
         Other ...................................................           2,395            1,525
                                                                         ---------        ---------
                  Total current assets ...........................          65,237           93,034

Property, plant and equipment, net ...............................          21,349           20,867
Deferred financing costs, net ....................................           9,634            2,525
Deferred income taxes ............................................              --            3,990
Due from related party ...........................................           9,318               --
Intangible assets, net ...........................................          16,675           20,400
                                                                         ---------        ---------
                                                                         $ 122,213        $ 140,816
                                                                         =========        =========

                    LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current liabilities:
         Revolving line of credit ................................       $  12,231        $      --
         Current maturities of long-term debt ....................           8,000               --
         Accounts payable ........................................          10,756           12,224
         Accrued wages and benefits ..............................           4,535            3,813
         Accrued interest ........................................           3,915            2,504
         Other accrued liabilities ...............................           6,935            7,379
         Income taxes ............................................           4,305            2,991
                                                                         ---------        ---------
                  Total current liabilities ......................          50,677           28,911

Long-term debt ...................................................         232,000          100,000
Due to parent ....................................................           3,784            3,502
Other long-term liabilities ......................................           2,171            2,147
                                                                         ---------        ---------
         Total liabilities .......................................         288,632          134,560
                                                                         ---------        ---------

Commitments and contingencies (Note 13)

Shareholder's equity (deficit):
         Common stock, $.01 par value, 1,000 shares authorized,
            500 shares issued and outstanding ....................              --               --
         Capital in excess of par ................................              --           20,001
         Cumulative translation adjustment .......................             (65)              20
         Accumulated deficit .....................................        (166,354)         (13,765)
                                                                         ---------        ---------
                  Total shareholder's equity (deficit) ...........        (166,419)           6,256
                                                                         ---------        ---------
                                                                         $ 122,213        $ 140,816
                                                                         =========        =========



                 See notes to consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                             TEN MONTHS ENDED               YEAR ENDED
                                                                FEBRUARY 2,                  MARCH 31,
                                                                   1998               1997           1996
                                                                 ---------        ---------        ---------
Net sales ................................................       $ 137,657        $ 170,881        $ 145,348
Cost of sales ............................................          79,282           99,624           90,120
                                                                 ---------        ---------        ---------
          Gross profit ...................................          58,375           71,257           55,228
                                                                 ---------        ---------        ---------

Operating expenses:
         Engineering and development .....................           7,317            7,645            6,756
         Selling, general and administrative .............          36,065           27,545           24,188
         Amortization of goodwill and other intangibles ..           1,494            1,648            3,385
         Corporate charges ...............................           1,265               --               --
         Special charges .................................           2,231               --           13,785
                                                                 ---------        ---------        ---------
                                                                    48,372           36,838           48,114
                                                                 ---------        ---------        ---------
Operating profit .........................................          10,003           34,419            7,114

Interest expense .........................................         (22,729)         (12,513)         (12,517)
Recapitalization expense .................................          (6,710)              --               --
Other income .............................................             298            1,671            1,119
                                                                 ---------        ---------         --------
Income (loss) before income taxes ........................         (19,138)          23,577           (4,284)


Provision (benefit) for income taxes .....................          17,248            9,252             (180)
                                                                 ---------        ---------         --------

Income (loss) before extraordinary item ..................         (36,386)          14,325           (4,104)
Extraordinary loss from early retirement of debt, net
         of income taxes .................................         (10,976)              --               --
                                                                 ---------        ---------        ---------
Net income (loss) ........................................       $ (47,362)       $  14,325        $  (4,104)
                                                                 =========        =========        =========


                 See notes to consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                    COMMON STOCK
                                               -------------------                                      RETAINED
                                               NUMBER                                    CUMULATIVE      EARNINGS     SHAREHOLDER'S
                                                 OF                    CAPITAL IN       TRANSLATION    (ACCUMULATED       EQUITY
                                               SHARES       AMOUNT     EXCESS OF PAR     ADJUSTMENT      DEFICIT)       (DEFICIT)
                                               --------    --------    -------------    -----------     ----------      -----------
Balance at March 31, 1995................       500       $ --       $  20,001        $      20        $ (23,986)       $  (3,965)
         Net loss .......................        --         --              --               --           (4,104)          (4,104)
                                               ----       ----       ---------        ---------        ---------        ---------
Balance at March 31, 1996 ...............       500         --          20,001               20          (28,090)          (8,069)
         Net income .....................        --         --              --               --           14,325           14,325
                                               ----       ----       ---------        ---------        ---------        ---------
Balance at March 31, 1997 ...............       500         --          20,001               20          (13,765)           6,256
         Equity contribution ............        --         --         108,353               --               --          108,353
         Change in terms of rollover
                  options ...............        --         --           7,410               --             (309)           7,101
         Repurchase of common stock
                  and outstanding options        --         --        (135,764)              --         (118,134)        (253,898)
         Income tax effect of exercised
                  options ...............        --         --              --               --           10,365           10,365
         Vesting of new options .........        --         --              --               --            2,851            2,851
         Cumulative translation
                  adjustment ............        --         --              --              (85)              --              (85)
         Net loss .......................        --                         --               --          (47,362)         (47,362)
                                               ----       ----       ---------        ---------        ---------        ---------
Balance at February 2, 1998 .............       500       $ --       $      --        $     (65)       $(166,354)       $(166,419)
                                          =========       ====       =========        =========        =========        =========


                 See notes to consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   TEN MONTHS
                                                                                      ENDED                  YEAR ENDED
                                                                                   FEBRUARY 2,                MARCH 31,
                                                                                      1998              1997            1996
                                                                                    ---------        ---------        ---------
OPERATING ACTIVITIES:
         Net income (loss) ..................................................       $ (47,362)       $  14,325        $  (4,104)
         Adjustments to reconcile net income (loss) to cash flows from operations:
                  Depreciation ..............................................           3,418            3,978            6,192
                  Amortization of intangibles and deferred financing costs ..           2,526            2,007            3,755
                  Provision for bad debts ...................................             168              300               98
                  Write-off of deferred financing costs .....................           4,171               --               --
                  Recapitalization costs incurred ...........................           6,710               --               --
                  Special charge ............................................           2,231               --           13,345
                  Extraordinary loss on early retirement of debt ............          15,093               --               --
                  Stock option compensation expense .........................          10,261               --               --
                  Deferred income taxes .....................................           6,803              259           (3,359)
                  Change in operating assets and liabilities:
                           Income taxes .....................................           4,470             (445)           2,067
                           Accounts receivable ..............................           3,779           (4,321)          (4,472)
                           Inventories ......................................          (6,351)          (1,784)           3,035
                           Other current assets .............................             (46)            (468)             228
                           Accounts payable and other current liabilities ...             221            5,442            2,361
                           Other liabilities ................................             306            2,133             (618)
                                                                                    ---------        ---------        ---------
                  Net cash provided by operating activities .................           6,398           21,426           18,528
                                                                                    ---------        ---------        ---------
INVESTING ACTIVITIES:
         Additions to property, plant and equipment .........................          (4,352)          (8,685)          (3,320)
         Additions to equipment leased to customers .........................            (372)              --               --
                                                                                    ---------        ---------        ---------
                  Net cash used in investing activities .....................          (4,724)          (8,685)          (3,320)
                                                                                    ---------        ---------        ---------

FINANCING ACTIVITIES:
         Proceeds from issuance of long-term debt ...........................         240,000               --               --
         Borrowings under revolving line of credit, net .....................          12,231               --               --
         Payments to related party ..........................................          (9,318)              --               --
         Repurchase of long-term debt and payment of fees ...................        (115,093)              --               --
         Proceeds from equity contribution ..................................         108,353               --               --
         Repurchase of common stock and outstanding options .................        (253,898)              --               --
         Payments for deferred financing costs ..............................         (12,312)              --               --
         Recapitalization costs incurred ....................................          (6,710)              --               --
         Other ..............................................................            (309)              --               --
                                                                                    ---------        ---------        ---------
                  Net cash used in financing activities .....................         (37,056)              --               --
                                                                                    ---------        ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ................             (85)              --               --
                                                                                    ---------        ---------        ---------

CASH AND CASH EQUIVALENTS:
         Net increase (decrease) ............................................         (35,467)          12,741           15,208
         Beginning of period ................................................          35,742           23,001            7,793
                                                                                    ---------        ---------        ---------
         End of period ......................................................       $     275        $  35,742        $  23,001
                                                                                    =========        =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid (received) during the period for:
                  Interest ..................................................       $  17,127        $  12,154        $  12,159
                                                                                    =========        =========        =========
                  Income taxes, net .........................................       $    (654)       $   7,975        $   2,062
                                                                                    =========        =========        =========




                 See notes to consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

      Telex Communications, Inc. ("Telex" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Telex Communications Group, Inc. ("Holdings"). The assets of Holdings consist primarily of its investment in Telex. The Company designs, manufactures and markets sophisticated audio, visual and multimedia communications equipment for commercial, professional and industrial customers. The Company offers a broad product line that includes advanced intercom systems, wired and wireless microphones, headsets, multimedia presentation products, audio cassette duplicators and hearing aids. The Company focuses on commercial, professional and industrial markets. The Company sells primarily to customers in North America, Europe and Asia Pacific.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Telex and its wholly owned subsidiaries. All material intercompany activity and balances have been eliminated in consolidation.

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

CASH AND CASH EQUIVALENTS

      All temporary investments with a maturity of three months or less at the time of purchase are considered cash equivalents. These investments are considered available for sale and are carried at cost, which approximates fair value.

INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out) or market and include amounts for materials, labor and overhead.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is computed principally by the straight-line method over the estimated useful lives of the assets as follows:

                 Building                             20 to 31 years
                 Equipment                            1.5 to 12 years

      The carrying value of property, plant and equipment is assessed when factors indicating impairment are present. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to estimated fair value.

      Beginning in 1997, the Company capitalized certain software implementation costs. Prior to 1997, such costs were not significant. Direct internal and all external implementation costs and purchased software have been capitalized and depreciated using the straight-line method over the estimated useful lives, ranging from two to five years. As of February 2, 1998, software implementation costs of $6.4 million have been capitalized and are included in equipment and construction in progress. The Company expenses reengineering costs as incurred.

INTANGIBLE ASSETS

      Intangible assets are amortized on a straight-line basis over their estimated useful lives, as follows:

           Patents and engineering drawings                          5-10 years
           Dealer and distributor lists                              15 years
           Goodwill                                                  40 years
           Other intangibles                                         3-5 years

      The carrying value of identifiable intangible assets is assessed when factors indicating impairment are present. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. Goodwill that is not associated with specific assets that are impaired is assessed for impairment when impairment indicators are present and reduced to its fair value.

DEFERRED FINANCING COSTS

      Deferred financing costs represent costs incurred by the Company to issue the senior subordinated notes and to secure the senior credit facility and are being amortized over the terms of the related borrowings.

WARRANTY COSTS

      The Company warrants certain of its products for workmanship and performance for periods of generally up to one year. The accrual for warranty costs is based on expected average repair costs and return rates developed by the Company using historical data.

REVENUE RECOGNITION

      Revenues from product sales are recognized at the time of shipment. Revenues from the sale of hearing instrument extended warranty contracts are recognized ratably over the life of the contracts.

INCOME TAXES

      The Company accounts for income taxes utilizing the liability method. Deferred income taxes are primarily recorded to reflect the tax consequences of differences between the tax and the financial reporting bases of assets and liabilities. Telex's tax provision is calculated on a separate company basis, and Telex's taxable income is included in the consolidated federal income tax return of Holdings.

PRODUCT DEVELOPMENT COSTS

      Costs associated with the development of new products and changes to existing products are charged to operations as incurred ($5.6 million, $5.7 million and $4.9 million, for the ten months ended February 2, 1998 and years ended March 31, 1997 and 1996, respectively).

FORWARD EXCHANGE CONTRACT GAINS AND LOSSES

      Gains and losses due to changes in market value on foreign currency contracts used to hedge firm inventory purchase commitments are deferred and recognized in earnings when the contracts are closed or the related inventory is purchased.

ADVERTISING EXPENSES

      Advertising costs are expensed when incurred. Advertising costs for the ten months ended February 2, 1998 and the years ended March 31, 1997 and 1996 were $3.3 million, $3.3 million and $3.1 million, respectively.

RECLASSIFICATIONS

      Certain prior-year amounts have been reclassified to conform to the ten months ended February 2, 1998 presentation. These reclassifications had no impact on net income (loss) or shareholder's equity (deficit) as previously reported.



2.    THE MERGER

      On February 2, 1998, Telex was merged with and into EVI, with EVI as the surviving corporation, a wholly owned subsidiary of Holdings, and EVI changed its name to "Telex Communications, Inc." EVI manufactures and markets a range of products for professional audio systems, including microphones, mixing consoles, signal processors, amplifiers and loud speakers. Prior to the Merger, EVI Audio Holdings, Inc. ("EVI Holdings"), the parent corporation of EVI, was merged with and into Holdings (the "Prior Merger"), with Holdings as the surviving corporation. The Merger and Prior Merger were effected pursuant to an exchange agreement among Holdings, the Company, EVI, EVI Holdings, Greenwich I LLC (G-I) and Greenwich II LLC (G-II), all of which entities are affiliates of Greenwich Street Capital Partners, Inc., a Delaware corporation and the manager of GSCP. Immediately prior to the Merger, approximately $12.7 million outstanding under EVI's senior secured credit agreement was paid in full and EVI's senior credit agreement was terminated. Such indebtedness, together with $0.4 million of certain fees and expenses associated with the Merger, and other amounts outstanding were repaid by utilizing free cash at closing from EVI of $3.8 million and by borrowings under the Company's Revolving Credit Facility of approximately $9.3 million. The financial statements as of and for the ten months ended February 2, 1998 included herein reflect such borrowings. EVI's 11% Senior Subordinated Notes Due 2007 (the
"EVI Notes"), issued in September 1997 for an aggregate principal amount of $100.0 million, remain outstanding following the Merger.


3.    RECAPITALIZATION TRANSACTIONS

      On May 6, 1997, Holdings completed a recapitalization among Holdings, Greenwich Street Capital Partners, L.P. ("GSCP") and certain other co-investors. Under the recapitalization agreement, all of the outstanding shares of common stock of Holdings and options and warrants to acquire Holdings' common stock (other than certain shares of Holdings' common stock and certain options to acquire Holdings' common stock owned by certain members of management of the Company), were converted into the right to receive an aggregate amount of cash equal to $253.9 million. Under the recapitalization agreement, certain members of management retained certain shares of Holdings and certain options to acquire additional shares of Holdings' common stock, with an aggregate value of $21.2 million, representing approximately 14.3% equity interest on a non-diluted basis and 20.6% on a fully diluted basis.

      In connection with the recapitalization, Holdings completed the tender offer to repurchase all the Company's $100.0 million aggregate outstanding principal amount of the 12% Senior Notes due 2004 including redemption and consent fees along with accrued interest for $118.3 million.

      These transactions were financed by (i) $108.4 million of new equity provided by GSCP and certain other co-investors, (ii) the rollover of certain shares and options owned by existing management with a transaction value of $21.2 million, (iii) the issuance of $140.0 million senior credit facility due November 6, 2002 consisting of (a) a $115.0 million term loan facility, all of which was drawn at closing and (b) a $25.0 million revolving credit facility, of which $5.0 million was drawn at closing, (iv) $125.0 million of senior subordinated notes (due 2007, bearing interest at 10.5%), and (v) $36.5 million of available cash of the Company.



4.   SPECIAL CHARGES

      The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in the operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the assets, as determined by discounting the future cash flows at a market rate of interest, to its carrying amount.

      During Fiscal 1996, several business conditions changed for the Company, including the discontinuance of a number of product lines and the closing of one of the Company's manufacturing facilities. These changing business conditions had a potential impact on the realizability of virtually all of the Company's long-lived assets, including property, plant, equipment, identifiable assets, and the goodwill that was allocated to those assets. Based on the cash flows identifiable with the affected assets, the Company determined that certain assets were impaired and recognized an impairment loss, charged against operating income, of $13.3 million. This reduction in the carrying amount of the assets reduced the depreciation and amortization expense by approximately $2.8 million in Fiscal 1997.

      For the ten months ended February 2, 1998, the Company determined that as a result of further changed business conditions for certain product lines the Company recognized an additional impairment loss of $2.2 million against operating income. This reduction in carrying amount of certain assets will reduce the amortization expense by approximately $0.1 million in Fiscal 1999.

      Considerable management judgement is necessary to estimate future cash flows. Accordingly, it is reasonably possible that the estimated discounted future cash flows may change in the near term resulting in the need to write these long-lived assets down further.

       The carrying value prior to the writedown and associated writedown of the specific assets is as follows (in thousands):

                                                      TEN MONTHS                 YEAR ENDED
                                                  ENDED FEBRUARY 2, 1998       MARCH 31, 1996
                                                --------------------------------------------------
                                                CARRYING                    CARRYING
                                                  VALUE     WRITE-DOWN       VALUE      WRITE-DOWN
                                                --------------------------------------------------
Property, plant and equipment ...........       $    --       $    --       $ 2,300       $ 2,022
Intangible assets:
         Dealer and distributor lists ...         2,631           431         1,822         1,096
         Patents and engineering drawings           102           102         3,653         2,587
         Goodwill .......................        16,090         1,698        10,644         7,640
                                                -------       -------       -------       -------
                                                $18,823       $ 2,231       $18,419       $13,345
                                                =======       =======       =======       =======

5.   INVENTORIES

      Inventories consist of the following (in thousands):

                     FEBRUARY 2,     MARCH 31,
                        1998           1997
                      -----------------------
Raw materials ..       $19,159       $15,380
Work in progress         3,408         2,954
Finished goods .         7,279         5,161
                       -------       -------
                       $29,846       $23,495
                       =======       =======



6.   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following (in thousands):

                                   FEBRUARY 2,    MARCH 31,
                                      1998          1997
                                   ----------------------
Land ........................       $   767       $ 1,591
Building ....................         9,882         9,858
Equipment ...................        34,568        29,580
Construction in progress ....         1,713         2,102
                                    -------       -------
                                     46,930        43,131
Less accumulated depreciation        25,581        22,264
                                    -------       -------
                                    $21,349       $20,867
                                    =======       =======

7.   INTANGIBLE  ASSETS

      Intangible assets consist of the following (in thousands):

                                     FEBRUARY 2,     MARCH 31,
                                        1998           1997
                                     ------------------------
Dealer and distributor lists ...       $ 5,697       $ 7,894
Patents and engineering drawings         5,763         5,999
Goodwill .......................        18,609        21,253
Other intangibles ..............         2,804         2,804
                                       -------       -------
                                        32,873        37,950
Less accumulated amortization ..        16,198        17,550
                                       -------       -------
                                       $16,675       $20,400
                                       =======       =======




8.   REVOLVING LINE OF CREDIT

      In May 1997, the Company entered into a revolving line of credit, as part of the senior credit facility. The commitment under the facility is $25.0 million, subject to a borrowing base calculation. Interest on outstanding borrowings is calculated, at the Company's option, using the bank's prime rate or LIBOR plus specified margins. The revolving line of credit expires November 30, 2002. The facility requires an annual commitment fee of 0.5% of the unused portion of the commitment. Borrowings are secured by accounts receivable and inventory. The Company had letters of credit outstanding in the amount of $7.3 million and $2.9 million at February 2, 1998 and March 31, 1997, respectively, reducing the availability under the facility. There was $12.2 million outstanding under the revolving line of credit at February 2, 1998. There were no borrowings outstanding under the former revolving line of credit at March 31, 1997. The Company was in compliance with all covenants (consistent with covenants listed in Note 9 below - Senior Credit Facility related to the senior credit facility as of February 2, 1998.



9.   LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                                                         FEBRUARY 2, 1998     MARCH 31, 1997
                                                                                        -----------------    ----------------
Senior Subordinated Notes, due May 1, 2007, bearing
interest of 10 1/2% payable semiannually, unsecured, contains certain financial and non-financial restrictive covenants, including limitations on: additional indebtedness, payment of dividends, certain investments, sale of assets and consolidations, mergers and transfers of all or substantially all of
the Company's assets, subject to certain qualifications and exceptions .............    $    125,000        $        -

                                                                                         FEBRUARY 2, 1998     MARCH 31, 1997
                                                                                        -----------------    ----------------

Senior Credit Facility
-   Term Loan A, due in quarterly installments through November 30, 2002, bearing interest at LIBOR plus 2.5% (8.19% at February 2, 1998) payable semiannually, secured by substantially all assets of the Company, contains certain financial and non-financial covenants, including maintaining certain financial ratios and minimum levels of EBITDA and limitations on: additional indebtedness, investments, sale of assets and consolidations, mergers and transfers of all or substantially all of the Company's assets, and capital
    expenditures ..................................................................       50,000                   -

-   Term Loan B, due in quarterly installments through November 30, 2004, bearing interest at LIBOR plus 3.0% (8.69% at February 2, 1998) payable semiannually, secured by substantially all assets of the Company, contains
    certain financial and non-financial covenants, consistent with Term Loan A ....       65,000                   -

                  Senior Notes, repaid ............................................            -             100,000
                                                                                        --------            --------
                                                                                         240,000             100,000
                           Less current portion ...................................        8,000                   -
                                                                                        --------            --------
                                                                                        $232,000            $100,000
                                                                                        ========            ========


     The Company was in compliance with all covenants related to the Senior Subordinated Notes and Senior Credit Facility as of February 2, 1998.

     Aggregate annual maturities of long-term debt are as follows (in thousands):


          YEAR ENDED FEBRUARY 2,
          1999 .....................................   $    8,000
          2000 .....................................        8,500
          2001 .....................................        9,000
          2002 .....................................       11,500
          2003 .....................................       15,500
          Thereafter ...............................      187,500
                                                       ----------
                                                       $  240,000
                                                       ==========

10.   INCOME TAXES

      Significant components of the provision (benefit) for income taxes attributable to income (loss) before extraordinary item are as follows (in thousands):


                                                                 TEN MONTHS ENDED   YEAR ENDED MARCH 31,
                                                                 FEBRUARY 2, 1998  1997            1996
                                                                 ----------------------------------------
Current:
         Federal .....................................           $  9,213        $  7,852        $  3,030
         State ......................................               1,048           1,118             149
         Foreign .....................................                184              23              --
                                                                 --------        --------        --------
                                                                   10,445           8,993           3,179
Deferred ............................................               6,803             259          (3,359)
                                                                 --------        --------        --------
                                                                 $ 17,248        $  9,252        $   (180)
                                                                 ========        ========        ========


      A tax benefit in the amount of $6.6 million has been recorded due to the extraordinary loss from early retirement of debt for the ten months ended February 2, 1998.

      A reconciliation of the income taxes computed at the federal statutory rate to the Company's income tax provision (benefit) before extraordinary loss is as follows (in thousands):



                                                         TEN MONTHS ENDED      YEAR ENDED MARCH 31,
                                                         FEBRUARY 2, 1998     1997            1996
                                                         -------------------------------------------
Federal provision (benefit) at statutory rate ......       $ (6,560)       $  8,252        $ (1,457)
State provision (benefit), net of federal tax effect           (715)            740             106
Amortization and write-off of goodwill .............            852             188           2,760
FSC benefits .......................................             --            (387)           (256)
Change in deferred tax asset valuation allowance
         and other income tax accruals .............         21,173             340          (1,438)
Recapitalization costs .............................          2,522              --              --
Other ..............................................            (24)            119             105
                                                           --------        --------        --------
                                                           $ 17,248        $  9,252        $   (180)
                                                           ========        ========        ========


      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                   FEBRUARY 2,    MARCH 31,
                                                                       1998        1997
                                                                    -------       -------
Deferred tax liabilities:
         Tax over book depreciation .........................       $ 1,855       $ 1,718
                                                                    -------       -------
Deferred tax assets:
         Compensation related ...............................         3,858            --
         Book over tax amortization .........................         3,749         3,754
         Pension ............................................           934           944
         Inventory reserves .................................         1,453         1,097
         Accounts receivable allowance ......................           239           245
         Deferred revenue ...................................           200           264
         Vacation accrual ...................................           577           432
         Warranty reserves ..................................           412           414
         Accrued plant closing costs and impairment writedown           760           837
         Tax loss carryforward ..............................        10,632            --
         Other ..............................................           214           534
                                                                    -------       -------
                  Total deferred tax assets .................        23,028         8,521
         Valuation allowance for deferred tax assets ........        21,173            --
                                                                    -------       -------
                  Net deferred tax assets ...................         1,855         8,521
                                                                    -------       -------
         Net deferred tax assets ............................       $    --       $ 6,803
                                                                    =======       =======


      The Company has established a net deferred tax valuation allowance of $21.2 million, charged to income tax provision for the ten months ended February 2, 1998, due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

      The Company recognized an income tax benefit, attributable to the excess of the market price over the exercise price of the exercised options, of $10.4 million which is recorded as an increase to shareholder's equity. The Company has recorded an income tax receivable of $7.2 million that the Company expects to realize upon the carryback of the Company's current year tax loss.

      The Company has received a settlement offer from the IRS with respect to the amortization of its intangibles for the taxable years 1990, 1991 and 1992. The Company has reviewed the IRS settlement offer and has determined not to accept it. The accounting under Statement of Financial Accounting Standards No. 109 resulting from any adjustment imposed by the IRS relating to the intangible assets would not likely result in a material adjustment to operations, because it would be recorded principally as an adjustment to goodwill.



11.   RELATED PARTY TRANSACTIONS

      Holdings' principal asset is its investment in Telex and, therefore, Holdings is dependent on the operations of Telex for its cash flow needs. However, there are no agreements between Telex and Holdings requiring the transfer of funds from Telex to Holdings. The senior subordinated notes and the provisions of the indenture agreements pursuant to which the senior subordinated notes were issued restrict Telex's payment of dividends, loans or advances to its affiliates.

      On February 2, 1998, the Company incurred borrowings under its revolving line of credit of $9.3 million and subsequently advanced to EVI in order for EVI to retire its senior credit agreement and $0.4 million for certain fees and expenses associated with the Merger. This balance due from EVI is recorded on the Company's February 2, 1998 balance sheet as "Due from related party."

      The Company pays fees to Holdings' majority shareholder for management services in the amount of $1.7 million annually. For the ten months ended February 2, 1998, the Company had recorded $1.3 million for such fees.

      Income taxes payable and receivable include tax benefits related to Holdings as the Company makes all tax payments for the consolidated group. The amount recorded as "Due to parent' represents the tax benefit recorded related to Holdings' activities.


12.   RETIREMENT PLAN

      The Company has a noncontributory defined benefit pension plan. Eligibility, vesting and benefit formula provisions of the plan are based on years of service and average final compensation. Pension costs are funded annually subject to limitations.

      The components of pension cost are as follows (in thousands):

                                                        TEN MONTHS
                                                           ENDED
                                                        FEBRUARY 2,       YEAR ENDED MARCH 31,
                                                           1998           1997           1996
                                                         -------        -------        -------
Service cost for benefits earned during the period       $   964        $ 1,047        $   981
Interest cost on projected benefit obligation ....         1,476          1,663          1,638
Actual return on plan assets .....................        (4,746)        (1,486)        (3,069)
Net amortization and deferral ....................         3,608            298          1,937
                                                         -------        -------        -------
Net pension cost .................................       $ 1,302        $ 1,522        $ 1,487
                                                         =======        =======        =======

      The following table presents the funded status of the above plan as recognized in the consolidated balance sheets (in thousands):

                                                            FEBRUARY 2,       MARCH 31,
                                                               1998            1997
                                                            --------        --------
Actuarial present value of benefit obligation:
     Vested benefits ................................       $(19,986)       $(17,759)
     Nonvested benefits .............................           (315)           (509)
                                                            --------        --------
Accumulated benefit obligation ......................        (20,301)        (18,268)
Effect of projected pay increases ...................         (6,706)         (4,428)
                                                            --------        --------
Projected benefit obligation ........................        (27,007)        (22,696)
Plan assets at market value .........................         21,580          16,990
                                                            --------        --------
Projected benefit obligation in excess of plan assets         (5,427)         (5,706)
Unrecognized net loss ...............................          1,770           2,159
Unrecognized net transition obligation ..............            126             158
Unrecognized prior service cost .....................              8              10
                                                            --------        --------
Pension liability accrued ...........................       $ (3,523)       $ (3,379)
                                                            ========        ========


      Assumptions used in the accounting for the defined benefit plan were as follows:

                                                       FEBRUARY 2,        MARCH 31,
                                                          1998        1997         1996
                                                       -----------   -------------------
Weighted average discount rate ...................        7.00%       7.75%       7.75%
Rate of increase in future compensation levels....        4.50%       4.50%       4.50%
Expected long-term rate of return on plan assets..        9.00%       9.00%       9.00%

      Plan assets consist primarily of equity and debt securities and cash equivalents.



13.   COMMITMENTS AND CONTINGENCIES

LITIGATION

      The Company is a defendant in a number of lawsuits that have arisen in the ordinary course of business. The Company believes such litigation, considered separately or in the aggregate, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ENVIRONMENTAL MATTERS

      In connection with the consent decree with the Nebraska Department of Environmental Control relating to the cleanup of the improper disposal of hazardous waste, the Company has outstanding, as of February 2, 1998 and March 31 1997, a letter of credit for $0.2 million pending future post-closing monitoring of the disposal site.

      The Company has a reserve of $0.3 million as of February 2, 1998, for the probable exposure with respect to costs incurred in cleaning up the hazardous waste. The Company does not expect to incur further costs that are materially higher than those accrued for at February 2, 1998 based upon the information currently available. The assessment of materiality of such environmental matters and claims is based on a gross determination of such charges that could occur.

EMPLOYMENT CONTRACTS

      The Company has employment contracts with certain key executives that require the Company to pay severance or salary continuance pay equal to amounts ranging from nine to twelve months' salary in the event such executives are terminated without cause.

LETTERS OF CREDIT

      The Company had outstanding letters of credit securing various vendor supply and other arrangements of approximately $7.3 million and $2.9 million at February 2, 1998 and March 31, 1997, respectively.



14.   SEGMENT INFORMATION

      Summarized financial information by business segment is as follows (in thousands):

                                                   TEN MONTHS
                                                     ENDED              YEAR ENDED MARCH 31,
                                                   FEBRUARY 2,       --------------------------
                                                      1998             1997               1996
                                                   --------------------------------------------

Net sales:
         Professional Sound and Entertainment       $  50,581        $  58,870        $  52,637
         Multimedia/Audio Communications ....          43,533           61,897           45,031
         RF/Communications ..................          20,766           25,320           25,000
         Hearing Instruments ................          22,777           24,794           22,680
                                                    ---------        ---------        ---------
                                                    $ 137,657        $ 170,881        $ 145,348
                                                    =========        =========        =========
Operating earnings:
         Professional Sound and Entertainment       $   7,761        $  12,260        $     832
         Multimedia/Audio Communications ....           2,027           14,321            5,701
         RF/Communications ..................           3,433            7,157            1,278
         Hearing Instruments ................          (3,499)           1,560             (314)
         Corporate ..........................             281             (879)            (383)
                                                    ---------        ---------        ---------
                                                    $  10,003        $  34,419        $   7,114
                                                    =========        =========        =========
Depreciation and amortization:
         Professional Sound and Entertainment       $   1,116        $   1,338        $   3,209
         Multimedia/Audio Communications ....           1,355            2,022            2,672
         RF/Communications ..................             892              944            1,590
         Hearing Instruments ................             416              485            1,025
         Corporate ..........................           1,132              837            1,081
                                                    ---------        ---------        ---------
                                                    $   4,911        $   5,626        $   9,577
                                                    =========        =========        =========
Capital expenditures:
         Professional Sound and Entertainment       $     672        $   1,083        $   1,362
         Multimedia/Audio Communications ....             811            1,072              881
         RF/Communications ..................             472              412              549
         Hearing Instruments ................              82              330              353
         Corporate ..........................           2,687            5,788              175
                                                    ---------        ---------        ---------
                                                    $   4,724        $   8,685        $   3,320
                                                    =========        =========        =========

                                            AS OF             AS OF MARCH 31,
                                         FEBRUARY 2,      -----------------------
                                            1998           1997           1996
                                         -----------      -----------------------
Assets:
Professional Sound and Entertainment       $ 34,377       $ 41,781       $ 40,507
Multimedia/Audio Communications ....         25,108         43,475         33,707
RF/Communications ..................          9,981         17,241         20,075
Hearing Instruments ................          7,584         12,082         12,937
Corporate ..........................         45,163         26,237         13,591
                                           --------       --------       --------
                                           $122,213       $140,816       $120,817
                                           ========       ========       ========



      Corporate assets and expenditures relate principally to the Company's investment in information systems and corporate facilities, as well as deferred income taxes and deferred financing costs.

      The write-down of impaired long-lived assets is summarized by business segment as follows (in thousands):

                                                                TEN MONTHS
                                                                  ENDED               YEAR ENDED
                                                                FEBRUARY 2,            MARCH 31,
                                                                   1998                   1996
                                                                -----------            -----------
Professional Sound and Entertainment                              $   280                 $ 8,318
Multimedia/Audio Communications                                     1,721                   2,722
RF/Communications                                                     230                   1,410
Hearing Instruments                                                    --                     895
                                                                  -------                 -------
                                                                  $ 2,231                 $13,345
                                                                  =======                 =======


Export sales accounted for approximately 78.3%, 79.7% and 76.5% of the total international sales for the ten months ended February 2, 1998 and the years ending March 31, 1997, and 1996, respectively. Sales from the Company's Canada and Singapore subsidiaries accounted for approximately 21.7%, 20.3% and 23.5% of the total international sales for the ten months ended February 2, 1998 and the years ended March 31, 1997 and 1996, respectively. Substantially all of the Company's international sales are transacted in United States dollars. The Company's operating profits on export sales are comparable to those realized on domestic sales. A summary of these sales by geographic area is as follows (in thousands):

                           TEN MONTHS ENDED     YEAR ENDED MARCH 31,
                              FEBRUARY 2,     ---------------------
                                 1998          1997           1996
                            ---------------   ---------------------
European Sales ..........       $13,600       $17,700       $ 9,800
Asia Pacific Sales ......        10,200        12,000        11,700
Canadian Sales ..........         5,100         5,200         3,700
Latin America Sales .....         2,500         3,800         3,100
Other Foreign Sales .....         1,500         1,700         1,500
                                -------       -------       -------
                                $32,900       $40,400       $29,800
                                =======       =======       =======


15.   CONCENTRATIONS OF CREDIT RISK

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. Accounts receivable are generally unsecured; however, concentrations of credit risk with respect to these accounts receivable are limited due to the large number of customers and their dispersion across many different geographic areas. As of February 2, 1998, the Company had no significant concentrations of credit risk.



16.   STOCK OPTION PLANS

STOCK SPLIT

      On June 25, 1997, Holdings' board of directors approved a 20-for-1 stock split of all Holdings' outstanding common stock. All common stock options have been restated for all periods presented to reflect the common stock split.

STOCK COMPENSATION PLANS

      Holdings granted options to purchase up to 821,280 shares of Holdings common stock at an exercise price of $0.0005 per share to the new Chairman, President and Chief Executive Officer of the Company. These options will expire on October 25, 1998 and contain certain call and put provisions. Options exercised during the ten months ended February 2, 1998, Fiscal 1997 and 1996 were 14,000, 140,000 and 30,000, respectively. As of February 2, 1998, all options have been exercised.

      Holdings and the Company have two non-qualified stock option plans, the Rollover Shares Plan and the 1997 Stock Option Plan. The Rollover Shares Plan authorizes the issuance of up to 242,000 shares of Holdings common stock, of which all shares have been granted to key employees and were fully vested as of May 6, 1997. The exercise price of these options ranges from $0.075 to $2.80. The 1997 Stock Option Plan authorizes the issuance of up to 769,460 shares of Holdings common stock, of which 557,000 have been granted. The exercise price of these options ranges from $7.98 to $31.93. The non-qualified options may be granted to certain key employees, directors and independent contractors of the Company or Holdings.

      A summary of the Company's stock option activity, and related information for the periods ended is as follows:

                                           TEN MONTHS
                                             ENDED                                     YEAR ENDED MARCH 31,
                                           FEBRUARY 2,              ------------------------------------------------------------
                                              1998                            1997                           1996
                                    -------------------             ------------------------------------------------------------
                                                      WEIGHTED                        WEIGHTED                         WEIGHTED
                                                      AVERAGE                         AVERAGE                           AVERAGE
                                                     EXERCISE                         EXERCISE                         EXERCISE
                                     OPTIONS           PRICE          OPTIONS           PRICE         OPTIONS            PRICE
                                    --------------------------------------------------------------------------------------------
Beginning of period ........        1,105,900        $    0.68       1,130,900        $    0.67       1,195,000        $   0.26

Granted ....................          557,020            14.80              --            --            196,000            2.80
Exercised ..................         (864,773)            0.64         (15,000)            0.08        (240,100)           0.17
Canceled ...................          (17,587)           17.63         (10,000)            0.08         (20,000)           2.80
                                     --------                        ---------                        ---------
End of period ..............          780,560            10.61       1,105,900             0.68       1,130,900            0.67
                                     ========                        =========                        =========
Exercisable at end of period          289,500             2.37         758,900             0.38         414,900            0.22
                                     ========                        =========                        =========
Available for future grants           212,440                          320,000                          320,000
                                     ========                        =========                        =========


      Exercise prices for options outstanding as of February 2, 1998 range from $0.075 to $31.93. The weighted average remaining contractual life of those options is 9.3 years as of February 2, 1998.

      In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans, and, accordingly, recognizes compensation expense to the extent that the market price of the common stock exceeds the option price on the date of grant.

      The fair value of each option granted is estimated as of the date of grant using the Black-Scholes single option-pricing model for the ten months ended February 2, 1998 using a risk-free interest rate of 6.57% and no expected dividend yield. Had compensation expense for stock options been determined based on the fair value method (instead of the intrinsic value method) at the grant dates for the awards, the Company's net loss for the ten months ended February 2, 1998, would have increased by $970,000 and for Fiscal 1997 and 1996 the Company's net income or loss would have changed by less than 1%. The effects of applying the fair value method of measuring compensation expense for the periods presented is not likely to be representative of the effects of future years in part because the fair value method was applied only to stock options granted after March 31, 1995.

WARRANTS

      Certain directors of the Company have been granted warrants representing the right to purchase up to 27,235 shares of common stock of Holdings, at an exercise price of $31.93 per share. A portion of these warrants became exercisable on the date of grant, whereas the remainder will become exercisable through 2001, provided in each case that the holder of the warrant is a director of the Company on the date of exercise.

17.   USE OF FOREIGN CURRENCY FORWARD CONTRACTS

      The Company enters into foreign currency forward exchange contracts to hedge certain firm purchase commitments denominated in yen. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the purchase of inventory from international vendors will be adversely affected by changes in exchange rates. At February 2, 1998 and March 31, 1997, the Company had no foreign currency forward exchange contracts to exchange yen for U.S. dollars outstanding.



18.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

      Cash and cash equivalents, accounts receivable, accounts payable and revolving line of credit: The carrying amount approximates fair value because of the short maturity of these instruments.

      Long-term debt:
      The fair value of the Company's long-term debt approximates fair value because of the variability of the interest cost associated with these instruments. The fair value of the Company's senior subordinated debt is estimated based on quoted market rates for the notes.

      The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                     FEBRUARY 2, 1998                     MARCH 31, 1997
                              CARRYING AMOUNT     FAIR VALUE     CARRYING AMOUNT        FAIR VALUE
                              --------------------------------------------------------------------
Cash and cash equivalents       $    275          $    275          $ 35,742          $ 35,742
Accounts receivable .....         25,512            25,512            29,459            29,459
Accounts payable ........         10,756            10,756            12,224            12,224
Revolving line of credit          12,231            12,231                --                --
Long-term debt ..........        115,000           115,000                --                --
Senior subordinated debt         125,000           112,500           100,000           113,600

                           TELEX COMMUNICATIONS, INC.                Schedule II
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE PERIODS ENDED FEBRUARY 2, 1998 AND MARCH 31,
                                  1997 AND 1996

                                 (IN THOUSANDS)


                                       BALANCE AT      CHARGED                  BALANCE AT
                                        APRIL 1,          TO                    FEBRUARY 2,
                                          1997         EXPENSE      DEDUCTIONS     1998
                                       ----------------------------------------------------
Allowance for doubtful accounts ..       $  641       $  168       $  152(1)       $  657
Reserve for inventory obsolescence        2,831          677            -(2)        3,508
Warranty reserve .................        1,083        2,132        2,118(3)        1,097
Medical claims accrual ...........          693        2,484        2,757(4)          420



                                       BALANCE AT      CHARGED                  BALANCE AT
                                        APRIL 1,          TO                     MARCH 31,
                                          1996         EXPENSE      DEDUCTIONS     1997
                                       ----------------------------------------------------
Allowance for doubtful accounts ..       $  533       $  300       $  192(1)       $  641
Reserve for inventory obsolescence        2,217          804          190(2)        2,831
Warranty reserve .................          906        3,539        3,362(3)        1,083
Medical claims accrual ...........          700        2,916        2,923(4)          693


                                       BALANCE AT      CHARGED                  BALANCE AT
                                        APRIL 1,          TO                     MARCH 31,
                                          1995         EXPENSE      DEDUCTIONS     1996
                                       ----------------------------------------------------
Allowance for doubtful accounts ..       $  631       $   98       $  196(1)       $  533
Reserve for inventory obsolescence        1,878          757          418(2)        2,217
Warranty reserve .................          886        3,195        3,175(3)          906
Medical claims accrual ...........          911        3,188        3,399(4)          700


-----------------------
(1)   Represents amounts charged off, net of bad debt recoveries.
(2)   Represents inventory that was scrapped.
(3)   Represents warranty repair work incurred during the period.
(4)   Represents payments made against the accrual.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                           TELEX COMMUNICATIONS, INC.
                       (Commission File Number: 333-30679)



                                  EXHIBIT INDEX
                                       for
                 Form 10-K for Ten Months Ended February 2, 1998



Exhibit
Number     Description of Document
------     -----------------------

2(a)     - Exchange Agreement and Plan of Merger, dated as of January 29,
           1998, among Greenwich I LLC, Greenwich II LLC, EVI Audio Holdings, Inc., Telex Communications Group, Inc., Telex Communications, Inc. and EV International, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Quarterly Report on Form 10-Q for nine months ended December 31, 1997, filed with the Commission on February 17, 1998, Registration No. 333-30679)

2(b)     - Recapitalization Agreement and Plan of Merger, dated March 4, 1997, among Greenwich II LLC ("G-II"), GST Acquisition Corp. ("GST") and the Registrant (incorporated by reference to Exhibit 2(a) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

2(c)     - Amendment No. 1 to the Recapitalization Agreement and Plan of
           Merger, dated as of April 17, 1997 (incorporated by reference to Exhibit 2(b) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

2(d)     - Amendment No. 2 to the Recapitalization Agreement and Plan of
           Merger, dated as of April 25, 1997 (incorporated by reference to Exhibit 2(c) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

3(a)     - Certificate of Incorporation of the Company, as amended
           (incorporated by reference to Exhibit 3(a) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

3(b)     - By-laws of the Registrant, as amended (incorporated by reference to
           Exhibit 3(b) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

4(a)     - Indenture (the "Indenture"), dated as of May 6, 1997, among the
           Registrant and Manufacturers and Traders Trust Company, governing the rights of the securities being registered (incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

4(b)     - The First Supplemental Indenture, dated May 6, 1997, to the
           Indenture (incorporated by reference to Exhibit 4(b) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).



                                      (i)

4(c)     - Purchase Agreement, dated April 29, 1997, among GST, the
           Registrant, Chase Securities Inc., Morgan Stanley & Co. Incorporated and Smith Barney (collectively, the "Initial Purchasers") (incorporated by reference to Exhibit 4(c) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

4(d)     - Credit Agreement (the "Credit Agreement"), dated May 6, 1997, among the Registrant, the lenders named on the signature pages thereof (the "Senior Lenders") and The Chase Manhattan Bank, a New York banking corporation ("Chase"), as administrative agent for such Senior Lenders (the "Administrative Agent") (incorporated by reference to
           Exhibit 4(d) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

4(e)     - The Assignment and Assumption Agreement, dated May 6, 1997, made by the Registrant, and Telex Communications Group, Inc. in favor of the Administrative Agent for the benefit of the Senior Lenders (incorporated by reference to Exhibit 4(e) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

4(f)     - Guarantee and Collateral Agreement, dated May 6, 1997, made by the
           Registrant and Telex Communications Group, Inc. in favor of the Administrative Agent for the benefit of the Senior Lenders and certain other secured parties (incorporated by reference to Exhibit 4(f) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

4(g)     - Patent and Trademark Security Agreement, dated March 6, 1997, made by the Registrant in favor of the Administrative Agent for the benefit of the Senior Lenders under the Credit Agreement (incorporated by reference to Exhibit 4(g) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

4(h)     - Second Supplemental Indenture, dated as of February 2, 1998, made by EV International, Inc. in favor of Manufacturers and Traders Trust Company, as trustee (incorporated by reference to Exhibit 2 to the Registrant's Quarterly Report on Form 10-Q for nine months ended December 31, 1997, filed with the Commission on February 17, 1998, Registration No. 333-30679)

10(a)    - Amended and Restated Stockholders Agreement, dated March 4, 1997, among Telex Communications Group, Inc., G-II and the Stockholders set forth on Schedule A thereto (incorporated by reference to Exhibit 10(a) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

10(b)    - Trademark License Agreement, dated May 25, 1989, by and between MT
           Corp. and the Registrant, relating to the "Telex" name (incorporated by reference to Exhibit 10(b) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

10(c)    - Consulting Agreement, dated May 6, 1997, between Greenwich Street
           Capital Partners, Inc. ("GSCP Inc."), Group and G-II (incorporated by reference to Exhibit 10(c) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

10(d)    - Indemnification Agreement, dated May 6, 1997, between GSCP Inc.,
           Group and G-II (incorporated by reference to Exhibit 10(d) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).


                                      (ii)

*10(e) - Fee Agreement, dated May 6, 1997, between GSCP Inc. and Group (incorporated by reference to Exhibit 10(e) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

*10(f)  -  Employment Agreement, dated March 4, 1997, between Group, the
           Registrant and John L. Hale (incorporated by reference to Exhibit 10(f) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

*10(g)  -  Employment Agreement, dated March 4, 1997, between Group, the
           Registrant and John A. Palleschi (incorporated by reference to
           Exhibit 10(g) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

*10(h)  -  Employment Agreement, dated March 4, 1997, between Group, the
           Registrant and John T. Hislop (incorporated by reference to Exhibit 10(h) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

10(i)  -   Mortgage (or deed of trust), dated May 6, 1997, from the
           Registrant, as Mortgagor, to the Administrative Agent, with respect to Bloomington, Minnesota (incorporated by reference to Exhibit 10(i) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

10(j)  -   Mortgage (or deed of trust), dated May 6, 1997, from the
           Registrant, as Mortgagor, to the Administrative Agent, with respect to Blue Earth, Minnesota (incorporated by reference to Exhibit 10(j) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

10(k)  -   Mortgage (or deed of trust), dated May 6, 1997, from the Registrant, as Mortgagor, to the Administrative Agent, with respect to Glen Cove, Minnesota (incorporated by reference to Exhibit 10(k) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

10(l)  -   Mortgage (or deed of trust), dated May 6, 1997, from the Registrant, as Mortgagor, to the Administrative Agent, with respect to Rochester, Minnesota (incorporated by reference to Exhibit 10(l) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

10(m)  -   Mortgage (or deed of trust), dated May 6, 1997, from the Registrant, as Mortgagor, to the Administrative Agent, with respect to Lincoln, Nebraska (incorporated by reference to Exhibit 10(m) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

10(n)  -   1997 Telex Communications Group, Inc. Stock Option Plan (incorporated by reference to Exhibits 10(h), 10(i) and 10(j) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

*10(o) - Telex Communications Group, Inc. Cash Bonus Plan (incorporated by reference to Exhibits 10(h), 10(i) and 10(j) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679.

*10(p) - Telex Communications Group, Inc. Management Cash Compensation Plan (incorporated by reference to Exhibits 10(h), 10(i) and 10(j) to the Registrant's Registration Statement on Form S-4, Registration No. 333-30679.

10(q)  -   Amendment No. 1 to the Telex Communications, Inc. Credit Agreement,
           dated as of January 29, 1998, among Telex Communications, Inc., Chase Manhattan Bank, Morgan Stanley Senior Funding,



                                     (iii)

           Inc. and the several banks and other financial institutions from time to time parties thereto (incorporated by reference to Exhibit 2 to the Registrant's Quarterly Report on Form 10-Q for nine months ended December 31, 1997, filed with the Commission on February 17, 1998, Registration No. 333-30679)

12(a)  -   Computation of Ratio of Earnings to Fixed Charges (filed as an exhibit hereto).

12(b)  -   Computation of EBITDA to Interest Expense (filed as an exhibit hereto)

16     -   Letter from Ernst & Young LLP to the Securities and Exchange
           Commission, dated May 4, 1998, regarding its agreement with the statements made in this annual report on Form 10-K (filed as an exhibit hereto).

21     -   List of Subsidiaries (incorporated by reference to Exhibit 21 to the
           Registrant's Registration Statement on Form S-4, Registration No. 333-30679).

24     -   Power of Attorney (included on signature pages to this Form 10-K).

27     -   Financial Data Schedule (filed as an exhibit hereto).


----------------
*  Denotes management contract, executive compensation plan, or arrangement.



                                      (iv)

                         TABLE OF CONTENTS TO FORM 10-K


                                                                                                                       PAGE

PART I ...........................................................................................................       1
                     ITEM 1.    BUSINESS .........................................................................       1
                     ITEM 2.    PRODUCTION AND FACILITIES ........................................................       9
                     ITEM 3.    LEGAL PROCEEDINGS ................................................................      10
                     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............................      10

PART II ..........................................................................................................      10
                     ITEM 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS ............      10
                     ITEM 6.    SELECTED HISTORICAL FINANCIAL DATA ...............................................      11
                     ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                OPERATIONS .......................................................................      13
                     ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ........................      21
                     ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................................      21
                     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                                DISCLOSURE .......................................................................      21

PART III .........................................................................................................      22
                     ITEM 10.   EXECUTIVE OFFICERS AND DIRECTORS .................................................      22
                     ITEM 11.   EXECUTIVE COMPENSATION ...........................................................      25
                     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...................      32
                     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................................      34

PART IV ..........................................................................................................      37
                     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K ................      37