Form 10-K405/A
period 1998-02-28
TELEX COMMUNICATIONS INC
filed 1998-06-19
CIK 857668

                                                                  Conformed Copy

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1998 COMMISSION FILE NO. 333-27341

                           TELEX COMMUNICATIONS, INC.
                   (FORMERLY KNOWN AS EV INTERNATIONAL, INC.)
             (Exact name of registrant as specified in its charter)


         DELAWARE                                           38-1853300
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of Common Stock held by non-affiliates on March 31, 1998 was $0.

As of March 31, 1998 there were 110 shares of Telex Communications, Inc. Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

         As used in this Form 10-K/A, unless otherwise indicated or the context otherwise requires, references to (i) "Holdings" shall mean Telex Communications Group, Inc., a Delaware corporation and the corporate parent of the Company;
(ii) "Old Telex" refers to the Delaware corporation formerly named Telex Communications, Inc., a wholly-owned subsidiary of Holdings, and its subsidiaries in respect of periods prior to the Mergers (as defined in Item 1. Business); (iii) the "Company" shall mean Telex Communications, Inc., a Delaware corporation formerly named EV International, Inc. ("EVI") and successor by merger to Old Telex, and its subsidiaries and includes, as the context may require, predecessor and successor companies; (iv) "Old EVI" shall mean EV International, Inc. and its subsidiaries in respect of periods prior to the Mergers and includes any predecessor companies; and (v) "EV Holdings" refers to EVI Audio Holding, Inc., the direct parent company of EVI prior to the Mergers. Unless otherwise indicated, all references to fiscal years in this Form 10-K are to the fiscal years ending on last day of February of each year (e.g., Fiscal 1998 refers to the fiscal year ended February 28, 1998). Unless otherwise indicated, all references to amounts reported for Fiscal 1994 through Fiscal 1996 are based on reclassified predecessor basis of accounting, all references to amounts reported for Fiscal 1997 include the reclassified predecessor basis of accounting for the period March 1, 1996 through February 10, 1997 and the reclassified new basis of accounting for the period February 11, 1997 through February 28, 1997. Such reclassified amounts conform to the Fiscal 1998 presentation. These reclassifications had no impact on the previously reported operating profit, net income, EBITDA or shareholder's equity (See Note (a) to Selected Historical Financial Data).

         1. Amendments. The Registrant hereby amends its Report on Form 10-K for the fiscal year ended February 28, 1998 (the "Report on Form 10-K"), which was filed on May 29, 1998, as follows.

         2. ITEM 7. Item 7 of the Report on Form 10-K is hereby amended and restated to read in its entirety as follows (the Registrant notes for the convenience of the reader that the only changes it is making to Item 7 of the Report on Form 10-K pertain to the seventh paragraph of the Report on Form 10-K appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"):

"ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis may contain forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives and expectations and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements involve known and unknown risks and uncertainties and the Company's actual results may differ materially from those forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information contained in this document. Readers are cautioned that such forward-looking statements should be read in connection with the Company's disclosures under the heading "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" on page 2 of this Report on Form 10-K.

         The following discussion and analysis of the financial condition and results of operations covers periods both before and after completion of the Transactions (as defined herein). As a result of the Transactions, the Company has entered into new financing arrangements and has a different capital structure than its predecessors, Old EVI and Old Telex. The results of operations for the periods after February 10, 1997 were prepared under the new basis of accounting, which includes adjustments giving effect to the Acquisition under the purchase method of accounting. Accordingly, the results of operations for Fiscal 1998, which are affected by such changes, are not comparable to the results of operations for prior fiscal years which do not fully reflect the impact of the Transactions. The results of operations for the fiscal year ended February 28, 1997 are based on Old EVI's statement of income for the period ended February 10, 1997, under the predecessor basis of accounting, and Old EVI's statement of income for the eighteen-day period ended February 28, 1997, under the new basis of accounting. The impact of the new basis of accounting in the period ended February 28, 1997 on the results of operations for the fiscal year ended February 28, 1997 was not significant. Pursuant to the Recapitalization of Old Telex on May 6, 1997, the historical basis of all assets and liabilities was retained for financial reporting purposes, and the repurchases of existing Holdings Common Stock and issuance of new Holdings Common Stock have been accounted for as equity transactions. The Mergers have been accounted for essentially as a pooling of interests from May 6, 1997, the date on which Old EVI and Old Telex came under common control, and the financial statements of the Company for Fiscal 1998 accordingly include the results of Old Telex from May 6, 1997. The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere herein.

THE TRANSACTIONS

         The Acquisition. On February 10, 1997 (the "Acquisition Closing Date"), pursuant to a purchase agreement dated December 12, 1996 (,as amended, the "Purchase Agreement") an acquisition subsidiary wholly owned by GSCP and certain affiliated investors acquired from Mark IV and one of its subsidiaries all of the issued and outstanding capital stock of Gulton, the former parent of Old EVI, and each of its subsidiaries for an initial cash purchase price of $151.5 million, plus $4.9 million in estimated adjustments paid on the closing date, which aggregate amount is subject to further post-closing adjustments as described below. The acquisition subsidiary subsequently merged with and into the parent of Old EVI, and the parent then merged with and into Old EVI, with Old EVI ultimately surviving (the "Acquisition"). Prior to the Acquisition Closing Date, (i) EVI Audio LLC, a subsidiary wholly owned by GSCP and certain affiliated investors, purchased all the issued and outstanding shares of common stock and Pay-in-Kind Preferred Stock of EV Holdings for an aggregate amount of $57.6 million and (ii) EV Holdings, a Delaware corporation organized by GSCP to hold all the issued and outstanding stock of the EVI, contributed $57.6 million to the Old EVI.

         Financing for the Acquisition, and the related fees and expenses, consisted of (i) $57.6 million of equity capital provided by GSCP and certain affiliated investors, (ii) a $60.0 million senior credit facility (consisting of a term loan and a revolving credit facility), and (iii) a $75.0 million senior subordinated credit facility issued as interim financing by Chase Securities Inc. and Smith Barney Inc., the initial purchasers of the EVI Existing Notes (as defined herein), and certain other lenders. Of these amounts, $156.4 million was used for the purchase price for the Acquisition and $10.4 million was used for financing and transaction fees and expenses. Under the Purchase Agreement, the purchase price was subject to adjustment on the basis of (i) the audited working capital and audited cash flow of Old EVI as at and for the 10-month period ended December 31, 1996 and (ii) the net intercompany transfers of cash between Mark IV and its affiliates (other than Old EVI and its subsidiaries), on the one hand, and Old EVI and its subsidiaries, on the other hand, during the period between December 31, 1996 and the Acquisition Closing Date. Based on these provisions Mark IV has requested a purchase price increase of $405,000, which amount the Company is currently disputing pursuant to the applicable provisions of the Purchase Agreement.

         On March 24, 1997, Old EVI issued 11% Senior Subordinated Notes due 2007 in an aggregate principal amount of $100.0 million (the "EVI Existing Notes"), all of which were subsequently exchanged in September, 1997 for a like principal amount of new 11% Senior Subordinated Notes due 2007, Series A (together with the EVI Existing Notes, the "EVI Notes"), in an offering registered under the Securities Act of 1933, as amended (the "Securities Act"). The proceeds from the EVI Notes were used to repay the $75.0 million of indebtedness under the interim financing in its entirety and a portion of EVI's term loan. The foregoing transactions, including the issuance of the EVI Notes, are referred to herein as the "Acquisition Transactions." The Acquisition was accounted for using the purchase method of accounting, pursuant to which the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on February 10, 1997 (i.e., the Acquisition Closing Date).

         In connection with the Acquisition, Mark IV and Old EVI entered into a transition services agreement pursuant to which Mark IV agreed to provide certain services, including accounting, tax planning, foreign currency hedging, cash management and administering certain pension plan assets pending their transfer to Old EVI, for a period not to exceed twelve months following the Acquisition Closing Date. In Fiscal 1998, the Company paid an aggregate of approximately $41,000 in fees for services provided pursuant to such transition services agreement, which services terminated on January 31, 1998. In addition, Mark IV and Old EVI entered into a sublease agreement with respect to certain premises located in Austin, Texas and a non-exclusive, royalty-free license to use certain names which incorporate the "Mark IV" name, including related tooling and sales and marketing materials, and to sell products incorporating such names for periods ranging from 18 to 36 months after the Acquisition Closing Date.

         The Recapitalization. On May 6, 1997 (the "Recapitalization Closing Date"), Old Telex completed a recapitalization (the "Recapitalization") pursuant to an Agreement (the "Recapitalization Agreement") among Old Telex, Greenwich II, LLC ("G-II"), a Delaware limited liability company formed by GSCP and certain other investors, and GST Acquisition Corp. ("GST"), a Delaware corporation and a wholly owned subsidiary of G-II. In connection with the Recapitalization, all of the shares of common stock of Holdings ("Holdings Common Stock") and all options and warrants to acquire Holdings Common Stock (other than certain shares of Holdings Common Stock and certain options to acquire Holdings Common Stock owned by certain members of management of Old Telex) were converted into the right to receive an aggregate amount of cash (the "Recapitalization Consideration") equal to approximately $253.9 million. In addition, in connection with the Recapitalization Agreement, certain shares of Holdings Common Stock held by management of Old Telex (such shares, the "Rollover Shares") and certain options to acquire additional shares of Holdings Common Stock (the "Rollover Options"), with an aggregate value of approximately $21.2 million (which represented approximately 14% of the equity of Holdings on a non-diluted basis and approximately 20% on a fully diluted basis) were retained by such managers. In connection with the Recapitalization, Old Telex completed (i) a tender offer (the "Tender Offer") to repurchase all of Old Telex's then outstanding 12% Senior Notes due 2004, in aggregate principal amount of $100.0 million, for $118.3 million (including premium and consent fees along with accrued interest), and (ii) a solicitation of consents with respect to certain amendments to the indenture pursuant to which such notes were issued. The Recapitalization, the financing thereof (including the issuance by Old Telex of 10 1/2% Senior Subordinated Notes due 2007 (the "Existing Telex Notes") to Chase Securities, Inc., Morgan Stanley & Co. Incorporated and Smith Barney, Inc.), the Tender Offer and the payment of the related fees and expenses are herein referred to as the "Recapitalization Transaction." See "The Recapitalization" and "Interests of Certain Persons."

         The Recapitalization was financed by (i) $108.4 million of new equity provided by GSCP and certain other co-investors, (ii) the Rollover Shares and Rollover Options valued at $21.2 million, (iii) a $140.0 million senior secured credit facility (the "Senior Secured Credit Facility") with The Chase Manhattan Bank, Morgan Stanley Senior Funding, Inc. and certain other lenders, consisting of (a) a $115.0 million term loan facility (the "Term Loan Facility"), and (b) a $25.0 million revolving credit facility (the

"Revolving Credit Facility"), (iv) $125.0 million of Existing Telex Notes and
(v) $36.5 million of available cash of Old Telex. Of the $108.4 million of new equity contributed by GSCP and certain other co-investors, $25.2 million consisted of proceeds from the issuance by GST (a predecessor of Holdings) of Deferred Pay Subordinated Debentures due 2009 (the "GST Subordinated Debentures").

         Pursuant to the Recapitalization of Old Telex on May 6, 1997, the historical basis of all assets and liabilities was retained for financial reporting purposes, and the repurchases of existing Holdings Common Stock and issuance of new Holdings Common Stock have been accounted for as equity transactions.

         In October 1997, Old Telex completed an exchange offer of $125 million aggregate principal amount of new 10 1/2% Senior Subordinated Notes Due 2007, Series A (the "New Telex Notes"), which were registered under the Securities Act, for a like principal amount of the Existing Telex Notes (together with the New Telex Notes, the "Telex Notes"). All of the Existing Telex Notes were tendered and accepted for exchange.

         The Mergers. On February 2, 1998, Old EVI merged with Old Telex, a wholly owned subsidiary of Holdings and an affiliate of GSCP, with Old EVI surviving. In the Merger, Old EVI changed its corporate name to "Telex Communications, Inc." The Merger was effected pursuant to an agreement and plan of merger, dated January 29, 1998 under which Greenwich I LLC ("G-I"), a subsidiary wholly owned by GSCP and certain affiliated investors, exchanged all of the issued and outstanding common and preferred stock of EVI Holdings, the former parent of Old EVI, for 1,397,400 shares of Holdings' Common Stock, and 13,000 shares of Holdings' Series A Pay-in-Kind Preferred Stock, respectively, and EVI Holdings was merged with and into Holdings, with Holdings continuing as the surviving corporation. The Mergers have been accounted for essentially as a pooling of interests from May 6, 1997, the date on which Old EVI and Old Telex came under common control, and the financial statements of the Company for Fiscal 1998 accordingly include the results of Old Telex from May 6, 1997. Immediately prior to the Mergers, approximately $12.7 million of indebtedness outstanding under Old EVI's senior credit facility was paid in full and Old EVI's senior credit facility was terminated. Such indebtedness, together with $0.4 million of certain fees and expenses associated with the Mergers, was repaid by utilizing free cash at closing from Old EVI of $3.8 million and by borrowings under Old Telex's Revolving Credit Facility of approximately $9.3 million. The EVI Notes remain outstanding following the Mergers.


         The Acquisition Transactions, the Recapitalization Transaction, and the Mergers are referred to herein collectively as the "Transactions."

OVERVIEW

         The Company, formed as a result of the February 2, 1998 merger of Old Telex and Old EVI (see "The Mergers"), is a leader in the design, manufacture and marketing of sophisticated audio, wireless and multimedia communications equipment to commercial, professional and industrial customers. The Company provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets, and does not participate in the competitive retail consumer electronics market. The Company offers a comprehensive range of products worldwide for professional audio systems as well as for multimedia and other communications product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, tape duplication products, talking book players, LCD projectors, wireless LAN and PCS antennas, hearing aids and wireless assistive listening devices.

         Subsequent to the Mergers, the Company has reorganized its business into two business segments: Professional Sound and Entertainment and Multimedia/Communications. Prior to the Mergers, essentially all of the Company's business consisted of Old EVI's three principal lines of business within the overall professional audio market: Fixed Installation, Professional Music Retail and Concert/Recording/Broadcast. These businesses now comprise a part of the Company's Professional Sound and Entertainment business segment. In addition, as a result of the Mergers, the Multimedia/Communications business segment (consisting mostly of businesses of Old Telex) accounts for a greater proportion of the Company's business.

         The Mergers contributed $137.4 million to Fiscal 1998 reported sales, approximately one-third of which is attributable to the Professional Sound and Entertainment business segment and approximately two-thirds of which is attributable to the Multimedia/Communications business segment. As a result of the Mergers, the Professional Sound and Entertainment business segment accounted for approximately 68% of the Company's Fiscal 1998 reported sales, down from approximately 93% in Fiscal 1997. The corresponding proportions for Multimedia/Communications business segment were 32% and 7%.

         Over 40% of the Company's sales are made internationally, in over 80 countries. The Company conducts its foreign sales through its foreign subsidiaries in Germany, Japan, Hong Kong, the United Kingdom, Canada, Australia, Switzerland, Singapore and France, and exports products from its manufacturing locations in the U.S., Germany, the United Kingdom and Mexico for sales through its independent distributors and dealers in other countries.

         Overall, the Company's business is not subject to significant seasonal fluctuations. Management does not believe that inflation has had a material impact on its financial position or results of operations during the periods covered by the Consolidated Financial Statements included herein. The Company has generally been able to effect price increases equal to, or moderately exceeding, the inflationary increase in costs.

         The Company maintains assets and/or operations in a number of foreign jurisdictions, the most significant of which are Germany, the United Kingdom, Japan, Singapore, and Hong Kong. In addition, the Company conducts business in local currency in many countries, the most significant of which are Germany, the United Kingdom, Japan, Singapore, Hong Kong, Canada, Australia, Switzerland and France. Exposure to U.S. dollar/German mark and U.S. dollar/British pound exchange rate volatility is mitigated to some extent by the Company's ability to source its production needs with existing manufacturing capacity in Germany and Great Britain, and the exposure to U.S. dollar/Japanese yen exchange rate volatility is to some extent mitigated by sourcing products denominated in yen from Japan or through contractual provisions in sales agreements with certain customers. Nevertheless, the Company has a direct and continuing exposure to both positive and negative foreign currency movements.

         The Company reports the foreign exchange gains or losses on transactions as part of other (income) expense. Gains and losses on translation of foreign currency denominated balance sheets are classified as currency translation adjustments and are included as part of the shareholders' equity. The Company's predecessor financial statements (i.e., Old EVI's financial statements) excluded realized foreign currency transaction gains and losses since these were viewed as an integral part of Mark IV's consolidated risk management.

RESULTS OF OPERATIONS

YEAR ENDED FEBRUARY 28, 1998 COMPARED TO YEAR ENDED FEBRUARY 28, 1997

         Net Sales. The Company's net sales increased $123.5 million, or 64.3%, from $192.0 million in Fiscal 1997 to $315.5 million in Fiscal 1998. Of this amount, Old Telex contributed $137.5 million. Excluding the impact of Old Telex, net sales decreased $14.0 million, or 7.3%, from $192.0 million in Fiscal 1997 to $178.1 million in Fiscal 1998, primarily as a result of a decrease in the Company's net sales to customers outside of the U.S. Excluding the impact of Old Telex, net sales to customers in the U.S. increased $5.8, or 7.3%, from $79.6 million in Fiscal 1997 to $85.4 million in Fiscal 1998. Excluding the impact of Old Telex, net sales to customers outside of the United States decreased $19.8 million, or 17.6%, from $112.5 million in Fiscal 1997 to $92.7 million in Fiscal 1998. The decrease in net sales to customers outside of the U.S. was due in part to the stronger U.S. dollar, principally against the German mark and Japanese yen, which reduced the foreign currency denominated translated sales, and to the weak economies in Japan and in certain other Asian countries. Excluding the impact of Old Telex, the stronger U.S. dollar reduced foreign currency denominated translated sales by approximately $7.8 million in Fiscal 1998.

         As a result of the Merger, a greater proportion of the Company's sales mix is now from the Multimedia/Communications business segment. The Professional Sound and Entertainment business segment accounted for approximately 68% of the Fiscal 1998 reported net sales, down from approximately 93% in Fiscal 1997. The Multimedia/Communications business segment sales accounted for approximately 32% of the Fiscal 1998 reported net sales, up from approximately 7% in Fiscal 1997.

         Net sales in the Company's Professional Sound and Entertainment segment increased $36.6 million, or 20.6%, from $177.9 million in Fiscal 1997 to $214.5 million in Fiscal 1998. Excluding the impact of Old Telex, this segment's net sales decreased $13.2 million, or 7.3%, from net sales of $177.9 million in Fiscal 1997 to $164.7 million in Fiscal 1998 . This decrease is attributed primarily to the decrease, as described above, in net sales to customers outside of the U.S.

         Net sales in the Company's Multimedia/Communications segment increased $86.9 million, or 614.6%, from $14.1 million in Fiscal 1997 to $101.0 million in Fiscal 1998. Excluding the impact of Old Telex, this segment's net sales decreased $0.7 million, or 5.2%, from $14.1 million in Fiscal 1997 to $13.4 million in Fiscal 1998.

         Gross Profit. The Company's gross profit increased $48.9 million, or 69.0%, from $70.9 million in Fiscal 1997 to $119.8 million in Fiscal 1998. As a percentage of sales, the gross margin rate improved from 36.9% in Fiscal 1997 to 38.0% in Fiscal 1998. Excluding the impact of Old Telex, the Company's gross profit decreased $9.1 million, or 12.9%, and its gross margin rate declined from 36.9% in Fiscal 1997 to 34.7% in Fiscal 1998. The decline in the gross margin rate is attributed mainly to the unfavorable movement in exchange rates, the Company's aggressive pricing strategy employed to maintain its foreign market positions, and a delay in the introduction of certain new products. The unfavorable movement in exchange rates primarily affected the gross margin rates on sales made in Japan and Germany due to the higher costs of goods that were produced in the U.S. and the U.K.

         Engineering. The Company's engineering expenses increased $8.3 million, or 97.7%, from $8.5 million, or 4.4% of net sales in Fiscal 1997 to $16.8 million, or 5.3% of net sales, in Fiscal 1998. Excluding the impact of Old Telex, engineering expenses increased $1.1 million, or 12.5%, from $8.5 million in Fiscal 1997 to $9.6 million in Fiscal 1998. The increase in spending rate is attributable primarily to the increase in outside development costs incurred to accelerate new product development.

         Selling, General and Administrative. Selling, general and administrative expenses increased $33.8 million, or 76.0%, from $44.5 million, or 23.2% of net sales, in Fiscal 1997 to $78.3 million, or 24.8% of net sales, in Fiscal 1998. Included in the Fiscal 1998 selling, general and administrative expenses, as described below, are $36.8 million attributed to Old Telex. Excluding the impact of Old Telex, selling, general and administrative expenses decreased $3.0 million, or 6.8%, from $44.5 million in Fiscal 1997 to $41.5 million in Fiscal 1998. The decrease was primarily due to spending restraints in Fiscal 1998.

         Fiscal 1998 selling, general and administrative expenses attributed to Old Telex were $36.8 million. Included in these expenses were $12.5 million of costs related to the Recapitalization consisting of charges for changes in the Rollover Options, new options grants and special management bonus compensation. Compensation expense of $7.4 million related to the extension of terms on the Rollover Options was recognized in Fiscal 1998. In addition, as part of the Recapitalization Transactions, the Company granted options to purchase shares of Holdings' Common Stock at a discount from fair value to certain management employees. The total discount of $9.2 million will be recognized as compensation expense over the vesting or performance period of the options, generally three to five years. In Fiscal 1998, the Company recognized $3.0 million of compensation expense related to these option grants.

         Restructuring Charges. In the fourth quarter of Fiscal 1998 the Company recorded a pre-tax restructuring charge of $6.2 million attributable to the Merger-related consolidation of certain product lines, and the consolidation of certain of its worldwide manufacturing, engineering, distribution, marketing, service and administrative operations to reduce costs, to better utilize the available manufacturing and operating capacity and to enhance competitiveness. The consolidation will include the closure of some facilities and will also include the transfer of a portion of the work from certain facilities to the Company's remaining locations. The Company expects to complete substantially all of the restructuring of the operations by early Fiscal 2000, and expects to complete the sale and disposal of the owned facilities and equipment related to those operations by late Fiscal 2000.

         Included in the restructuring charges are $2.5 million associated with severance pay for terminated employees, most of whom work in the facilities to be closed or from which work is to be transferred to other locations, $2.8 million associated with write-down to fair market value of certain assets (primarily inventories related to the products to be discontinued, and land, building and equipment to be sold, made obsolete or redundant), and $0.9 million associated with other costs.

         Corporate Charges. Corporate charges of $2.1 million in Fiscal 1998 represent fees for consulting and management services provided by GCSP under a management and services agreement.

         Special Charges. In Fiscal 1998 the Company recognized an impairment loss of $2.2 million, charged to operating income, in accordance to the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for Impairment of Long-Lived Assets and Assets to be Disposed Of." SFAS 121 requires impairment losses to be recorded on long-lived assets used in the operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the assets, as determined by discounting the future cash flows at a market rate of interest, to its carrying value.

         Other (income) expense. The Company recorded a $1.0 million charge attributed to foreign exchange loss, which was essentially offset by license fee income. The foreign exchange loss was primarily due to the unfavorable exchange rate movement in the German mark and Japanese yen against the U.S. dollar.

         Recapitalization expense. The Company recorded a $6.7 million recapitalization expense in Fiscal 1998, attributed to Old Telex. The charge consists of fees for investment advisory, legal, audit and other professional services attributed to the Recapitalization Transactions.

         Interest (income) expense. Interest expense increased from $0.8 million in Fiscal 1997 to $39.5 million in Fiscal 1998. The increase is attributed to $8.7 million of bank fees paid in connection with a bridge loan commitment related to the Acquisition, $4.7 million related to write-off of deferred financing costs, $1.7 million of bank and other fees in connection with the Mergers, and an increase in average outstanding indebtedness resulting from the Transactions.

         Income Taxes. The Company's income tax benefit, excluding the $16.5 million income tax provision related to the net deferred tax asset valuation allowance, was 32.1% of the pretax loss including the extraordinary item for Fiscal 1998. The tax rate for Fiscal 1997 was 42.7%. The lower effective tax rate for Fiscal 1998 is principally due to the nondeductibility of certain costs related to the Recapitalization Transaction and the Mergers, and goodwill amortization costs.

          The Company has established a net deferred tax valuation allowance of $16.5 million, charged to income tax provision for Fiscal 1998, due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

          Extraordinary Loss. In connection with the Transactions, the Company recorded a pre-tax extraordinary loss of $20.6 million on the early retirement of debt, consisting of bond premium, consent and tender fees, along with the write-off of deferred financing costs associated with the repurchase and early retirement in Old Telex's $100.0 million 12% Senior Notes due 2004 and the termination of Old EVI's senior credit agreement.

YEAR ENDED FEBRUARY 28, 1997 COMPARED TO YEAR ENDED FEBRUARY 29, 1996

          Net Sales. Net sales decreased $3.5 million, or 1.8%, from $195.5 million in Fiscal 1996 to $192.0 million in Fiscal 1997. During the comparable periods, net sales to customers in the United States remained flat at $88.2 million, and net sales of $103.9 million in Fiscal 1997 to customers outside the United States decreased $3.4 million, or 3.2%, from $107.3 million in Fiscal 1996. Principal factors accounting for the overall decrease in sales included the relative strengthening of the U.S. dollar against certain European currencies, the termination by the Company of several unauthorized exporters in the U.S., the Company's decision to cease production of certain low-margin items under its University Sound brand and the effect of business dislocations due to a fire at the Company's Swiss facility. These factors were offset in part by increased sales in the Pacific region, Argentina and Brazil and an out-of-cycle price increase introduced at the end of fiscal 1996.

          Gross Profit. Gross profit decreased $0.7 million, or 1.0%, from $71.6 million in Fiscal 1996 to $70.9 million in Fiscal 1997. As a percentage of net sales, the gross margin rate increased from 36.6% in Fiscal 1996 to 36.9% in Fiscal 1997. Principal factors for this gross margin rate improvement included sales of high-margin loudspeaker systems and products into foreign markets, a reduction of sales of certain low-margin University Sound products, manufacturing cost reductions during the second and third quarters of fiscal 1997 and the continuing effects of the out-of-cycle price increase. This was offset in part by product mix shifts and unfavorable currency exchange rates.

     Engineering. Engineering expenses of $8.5 million in Fiscal 1997 were flat with Fiscal 1996. As a percentage of net sales, engineering expenses increased to 4.4% in Fiscal 1997 from 4.3% in Fiscal 1996. The Company continues to emphasize the development of digital technologies, systems and products.

     Selling, General and Administrative. Selling, general and administrative expenses of $44.5 million in Fiscal 1997 were about flat with $44.3 million in Fiscal 1996. As a percentage of net sales, selling, general and administrative expenses increased to 23.2% in Fiscal 1997 from 22.7% in Fiscal 1996. The expense rate increased because the Company has not yet realized the full benefit of its continuing effort to lower expenses and to streamline support functions, including the consolidation of certain selling, general and administrative functions from Oklahoma City, Oklahoma into Buchanan, Michigan and from Ipsach, Switzerland into Straubing, Germany.

     Income Taxes. The Company's provision for income taxes as a percentage of income before provision for taxes was 42.7% for Fiscal 1997 compared to 39.2% for Fiscal 1996. The higher rate principally relates to the amortization of nondeductible goodwill recorded as a result of the Acquisition and certain other nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 1998 the Company had cash and cash equivalents of $5.2 million compared to $7.0 million at February 28, 1997. The Company's principal source of funds has consisted of cash generated from operating activities. Net cash provided by operations in Fiscal 1998 was $8.8 million. Excluding the impact of Old Telex, the Company's operations used $1.5 million of cash in Fiscal 1998 compared with $4.9 million of cash provided by operations in Fiscal 1997. This increase in cash used by operations, exclusive of Old Telex, is attributable primarily to lower operating profit, an increase in interest expense and other expenses related to the Transactions, and an increase in inventory, partially offset by a decrease in receivables.

         The Company's investing activities consist mainly of capital expenditures to maintain facilities, to acquire machines or tooling, to update certain manufacturing processes and to improve efficiency. Capital expenditures totaled $8.9 million in Fiscal 1998 compared with $3.4 million in Fiscal 1997. Excluding the impact of Old Telex, Fiscal 1998 capital expenditures were $4.8 million. This increase in capital expenditures from Fiscal 1997 is attributed primarily to investments in equipment to improve operating efficiencies. The Company estimates its annual maintenance levels of capital expenditures to be approximately $6.3 million. The Company's ability to make capital expenditures is subject to certain restrictions under its Senior Secured Credit Facility.

         The Company's consolidated indebtedness increased $242.3 million from $110.0 million at February 28, 1997 to $352.3 million at February 28, 1998. The increase in indebtedness was due primarily to the indebtedness of Old Telex, which was assumed by the Company in the Merger.

         The Company's liquidity needs arise primarily from debt service on indebtedness incurred in connection with the Transactions, working capital needs and capital expenditure requirements. The Company incurred substantial indebtedness in connection with the Acquisition Transactions and the

Recapitalization Transaction and its related debt service obligations represent significant liquidity requirements for the Company.

         The Company relies mainly on internally generated funds, and, to the extent necessary, borrowings under the Revolving Credit Facility and foreign working capital lines to meet its liquidity needs. Prior to the consummation of the Acquisition Transactions, Old EVI operated as a division of Mark IV and substantially all of its cash needs were historically funded through interest-free cash requisitions from Mark IV.

         The Company's current credit facilities include the Senior Secured Credit Facility consisting of the Term Loan Facility of $115.0 million and the Revolving Credit Facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines, subject to certain limitations, of $4.7 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

         As of February 28, 1998, $10.1 million of the Company's $115.0 million Term Loan Facility is payable in the next 12 months. Of such amount, $1.9 million was paid on March 2, 1998. In addition, the Company had $10.5 million outstanding under the Revolving Credit Facility, and $0.4 million outstanding under the foreign working capital lines. Net availability at February 28, 1998 under the Revolving Credit Facility, computed by deducting approximately $7.6 million of open letters of credit and applying applicable borrowing base limitations, totaled $6.9 million. Net availability at February 28, 1998 under such foreign working capital lines totaled $4.3 million. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by the Company; therefore, the Company's financial condition is and will continue to be affected by changes in the prevailing interest rates. The effective interest rate under these credit facilities in Fiscal 1998 was 8.5%.

         In addition, pursuant to the Term Loan Facility, the Company is required to make permanent principal payments under (i) the $50.0 million Tranche A Term Loan Facility, $8.0 million, $8.0 million, $9.0 million, $13.0 million and $8.5 million of which is payable in each of Fiscal 1999, 2000, 2001, 2002 and 2003 (which has a final maturity date of November 6, 2002), respectively, and (ii) the $65.0 million Tranche B Term Loan Facility, $0.5 million, $0.5 million, $0.5 million, $0.5 million, $12.8 million, $31.3 million and $18.8 million of which is payable in each of Fiscal 1999, 2000, 2001, 2002, 2003, 2004 and 2005 (which has a final maturity date of November 6, 2004), respectively. In addition, under the terms of the Senior Secured Credit Facility, the Company is required to make mandatory prepayments with (i) non-ordinary asset sale proceeds, (ii) any additional indebtedness and equity proceeds (with certain exceptions) and (iii) with 75% of the excess cash flow of the Company and its subsidiaries for each fiscal year commencing on April 1, 1997, and each fiscal year thereafter.

         The Company expects to generate cash flow from expected cost-savings attributable to expected Merger-related restructurings and from the receipt of $7.2 million net operating loss tax benefit for which tax returns were filed in late April 1998. In addition, the Company has arranged a $4.0 million intercompany line of credit with Holdings, and is seeking to replace the working capital lines of Old EVI's former subsidiaries with a foreign working capital facility to be secured by the Company's foreign assets. Under the Senior Secured Credit Facility and the indentures governing the EVI Notes and the Telex Notes, the Company's foreign subsidiaries are permitted to obtain working capital lines, subject to certain restrictions. As of February 28, 1998 the Company had the ability to borrow approximately $19.0 million against foreign working capital, subject to certain restrictions, of which approximately $4.7 million was being utilized.

   The Company believes that these additional sources of funds, together with the Company's Revolving Credit Facility and cash from operations will be adequate to meet its debt service and principal payment requirements, capital expenditure needs, working capital requirements, and the funding needed for the restructuring and other related expenditures attributed to the Mergers. However, no assurance can be given in this regard, because, among other reasons, the foreign working capital facility may not be obtained, and working capital requirements and other circumstances may change. The Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control."

         3. ITEM 14. Item 14 of the Report on Form 10-K, including the financial statements filed as part of the Report on Form 10-K, is hereby amended and restated to read in its entirety as follows (the Registrant notes for the convenience of the reader that the only substantive changes it is making to Item 14 (and the related financial statements) of the Report on Form 10-K are (i) the deletion of the last sentence of the first paragraph of Note 7 of the Notes to Consolidated Financial Statements (New Basis of Accounting) and (ii) the correction of a few figures in Note 6 of the Notes to Consolidated Financial Statements (Old Basis of Accounting)):

"ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

(a)   The following documents are filed as a part of this report:          Page

   1. Financial Statements:

      CONSOLIDATED FINANCIAL STATEMENTS (NEW BASIS OF ACCOUNTING)
      Report of Independent Public Accountants .........................     18

      Consolidated Balance Sheets as of February 28, 1998 and 1997 .....     19

      Consolidated Statements of Operations for the year ended
      February 28, 1998 and for the period from February 11, 1997
      through February 28, 1997 ........................................     20

      Consolidated Statements of Shareholder's Equity (Deficit)
      for the year ended February 28, 1998 and for the period
      from February 11, 1997 through February 28, 1997 .................     21

      Consolidated Statements of Cash Flows for the year ended
      February 28, 1998 and for the period from February 11, 1997
      through February 28, 1997 ........................................     22

      Notes to Consolidated Financial Statements .......................     23

      CONSOLIDATED FINANCIAL STATEMENTS (PREDECESSOR BASIS OF  ACCOUNTING)
      Report of Independent Public Accountants .........................     44

      Report of Independent Accountants ................................     45

      Consolidated Statements of Income and Retained Earnings
      for the period from March 1, 1996 through February 10, 1997
      and for the year ended February 29, 1996 .........................     46

      Consolidated Statements of Cash Flows for the period
      from March 1, 1996 through February 10, 1997 and for
      the year ended February 29, 1996 .................................     47

      Notes to Consolidated Financial Statements .......................     48

   2. Financial Statement Schedule:

      All schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

         3. The Exhibits are listed in the Exhibit Index required by Item 601 of the Regulation S-K at Item (c) below and included immediately following the Consolidated Financial Statements. The Exhibit Index is incorporated herein by reference.

(b) On January 8, 1998, Old EVI filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting that Old EVI had announced their intent to merge with Old Telex. On April 21, 1998, the Company filed Current Report on Form 8-K reporting the Mergers, which Form 8-K included the following financial statements: Unaudited Pro Forma Condensed Statement of Operations for the year ended February 28, 1997 for Old EVI and March 31, 1997 for Old Telex, respectively; Unaudited Pro Forma Condensed Statement of Operations for the nine months ended November 30, 1997 for Old EVI and December 31, 1997 for Old Telex, respectively; Unaudited Pro Forma Condensed Balance Sheet as of November 30, 1997 and December 31, 1997 for Old Telex, respectively; and Notes to the Unaudited Pro Forma Condensed Financial Statements.

(c) The Exhibit Index and required Exhibits are included following the Consolidated Financial Statements. The Company will furnish to any security holder, upon written request, any exhibit listed in the accompanying Exhibit Index upon payment by such security holder of the Company's reasonable expenses in furnishing any such exhibit.

(d) The Index to Consolidated Financial Statements is included following the signature page of this report.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT:

         The Company has not sent to its security holders an annual report covering the fiscal year ended February 28, 1998 nor any proxy material relating to any annual or other meeting of security holders. The indentures governing the EVI Notes and the Telex Notes require the Company to provide to the holders of such notes with such annual reports and such information, documents and other reports as are specified in Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended."

                            SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 19th day of June 1998.

                                 TELEX COMMUNICATIONS, INC.



                                 By:   /s/ John L. Hale
                                    ---------------------------------
                                   John L. Hale, President and
                                   Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                            Date


/s/ John L. Hale           President, Chief Executive            June 19, 1998
--------------------       Officer and Chairman of
John L. Hale               the Board of Directors (principal
                           executive officer)




/s/ John T. Hislop         Vice President, Chief Financial        June 19, 1998
-------------------        Officer, Treasurer and
John T. Hislop             Assistant Secretary  (principal
                           financial and accounting officer)


        *
-------------------        Director                               June 19, 1998
Jeffrey J. Rosen


        *
-------------------        Director                               June 19, 1998
Edgar S. Woolard, Jr.


        *
-------------------        Director                               June 19, 1998
Evan M. Marks

        *
-------------------                  Director                     June 19, 1998
Christopher P. Forester


        *
-------------------                  Director                      June 19, 1998
Alfred C. Eckert III



        *
--------------------                 Director                     June 19, 1998
Keith W. Abell


        *
---------------------                Director                     June 19, 1998
Christine K. Vanden Beukel


By/s/ John T. Hislop
  -------------------
    Name:  John T. Hislop
    Title:   Attorney-in-Fact

                           TELEX COMMUNICATIONS, INC.


                               INDEX OF FINANCIAL
                   STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

           CONSOLIDATED FINANCIAL STATEMENTS (NEW BASIS OF ACCOUNTING)

                                                                           Page

Report of Independent Public Accountants .................................. 18

Consolidated Balance Sheets as of February 28, 1998 and 1997 .............. 19

Consolidated Statements of Operations for the year ended
   February 28, 1998 and for the period from February 11, 1997 through February 28, 1997 .............................................. 20

Consolidated Statements of Shareholder's Equity (Deficit)
   for the year ended February 28, 1998 and for the period
   from February 11, 1997 through February 28, 1997 ....................... 21

Consolidated Statements of Cash Flows for the year ended
   February 28, 1998 and for the period from February 11, 1997 through February 28, 1997 .............................................. 22

Notes to Consolidated Financial Statements ................................ 23


                        CONSOLIDATED FINANCIAL STATEMENTS
                        (PREDECESSOR BASIS OF ACCOUNTING)

Report of Independent Public Accountants .................................. 44

Report of Independent Accountants ......................................... 45

Consolidated Statements of Income and Retained Earnings
   for the period from March 1, 1996 through February 10, 1997 and for the year ended February 29, 1996 ............................... 46

Consolidated Statements of Cash Flows for the period from
   March 1, 1996 through February 10, 1997 and for the year
   ended February 29, 1996. ............................................... 47

Notes to Consolidated Financial Statements ................................ 48

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Telex Communications, Inc.:

   We have audited the accompanying consolidated balance sheets of Telex Communications, Inc. (a Delaware corporation formerly known as EV International, Inc.) and subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of operations, shareholder's equity (deficit), and cash flows for the year ended February 28, 1998 and for the period from February 11, 1997 through February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telex Communications, Inc. and subsidiaries as of February 28, 1998 and 1997 and the results of their operations and their cash flows for the year ended February 28, 1998 and for the period from February 11, 1997 through February 28, 1997, in conformity with generally accepted accounting principles.



                                   ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
May 26, 1998

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                     ASSETS

                                                                       FEBRUARY 28,      FEBRUARY 28,
                                                                        1998              1997
                                                                      ------------      ------------
Current assets:
     Cash and cash equivalents .................................       $   5,163        $   7,044
     Accounts receivable, net of allowance for doubtful accounts
          (1998--$2,876; 1997--$2,203) .........................          59,106           42,856
     Inventories ...............................................          81,945           51,141
     Other current assets ......................................          15,511            7,926
                                                                       ---------        ---------
          Total current assets .................................         161,725          108,967

Property, plant and equipment, net .............................          50,942           31,411
Deferred financing costs and other, net ........................          12,186            7,224
Intangible assets, net .........................................          78,568           60,513
                                                                       ---------        ---------
                                                                       $ 303,421        $ 208,115
                                                                       =========        =========


                 LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current liabilities:
     Revolving line of credit ..................................       $  12,339        $      --
     Current maturities of long-term debt ......................          10,125            1,000
     Accounts payable ..........................................          21,039           15,250
     Accrued wages and benefits ................................          11,155            6,726
     Accrued interest ..........................................          10,828              625
     Other accrued liabilities .................................          20,956            6,831
     Income taxes ..............................................           4,062              997
                                                                       ---------        ---------
          Total current liabilities ............................          90,504           31,429

Long-term debt .................................................         329,875          109,000
Other long-term liabilities ....................................           6,051            9,294
                                                                       ---------        ---------
     Total liabilities .........................................         426,430          149,723
                                                                       ---------        ---------

Commitments and contingencies (Note 12)

Shareholder's equity (deficit):

     Common stock, $.01 par value, 1,000 shares authorized,
          110 shares issued and outstanding ....................              --               --
     Capital in excess of par ..................................           3,009           57,600
     Cumulative translation adjustment .........................           1,506              (49)
     Retained earnings (accumulated deficit) ...................        (127,524)             841
                                                                       ---------        ---------
          Total shareholder's equity (deficit) .................        (123,009)          58,392
                                                                       ---------        ---------
                                                                       $ 303,421        $ 208,115
                                                                       =========        =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

           TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands)

                                                                                              FOR THE PERIOD FROM
                                                                                              FEBRUARY 11, 1997
                                                                      YEAR ENDED                   THROUGH
                                                                      FEBRUARY 28, 1998       FEBRUARY 28, 1997
                                                                      -----------------       -----------------
Net sales ......................................................       $ 315,544                $  14,916
Cost of sales ..................................................         195,776                    9,254
                                                                       ---------                ---------
         Gross profit ..........................................         119,768                    5,662
                                                                       ---------                ---------
Operating expenses:
         Engineering ...........................................          16,810                      471
         Selling, general and administrative ...................          78,251                    2,755
         Restructuring charges .................................           6,222                       --
         Corporate charges .....................................           2,123                       37
         Special charges .......................................           2,231                       --
         Amortization of goodwill and other intangibles ........           3,128                       54
                                                                       ---------                ---------
                                                                         108,765                    3,317
                                                                       ---------                ---------
Operating profit ...............................................          11,003                    2,345

Interest expense ...............................................          39,535                      843
Recapitalization expense .......................................           6,710                       --
Other (income) expense .........................................             (84)                      10
                                                                       ---------                ---------
Income (loss) before income taxes and extraordinary
     item ......................................................         (35,158)                   1,492

Provision (benefit) for income taxes ...........................          (1,371)                     651
                                                                       ---------                ---------
Income (loss) before extraordinary item ........................         (33,787)                     841

Extraordinary loss from early retirement of debt ...............          20,579                       --
                                                                       ---------                ---------
Net income (loss)  .............................................       $ (54,366)               $     841
                                                                       =========                =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

              TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (DEFICIT)
                   (In thousands, except share data)

                                                                                                         Retained
                                                          Common Stock     Capital in      Cumulative    Earnings    Shareholder's
                                                        ----------------    Excess of     Translation  (Accumulated     Equity
                                                        Shares    Amount      Par          Adjustment    Deficit)      (Deficit)
                                                        ------    ------    ----------     -----------    --------     ---------
Balance at February 10, 1997 .................            --     $    --     $      --      $      --      $      --      $      --
     Initial capitalization ..................           110          --        57,600             --             --         57,600
     Cumulative translation
      adjustment .............................            --                        --            (49)            --            (49)
     Net income ..............................            --          --            --             --            841            841
                                                    --------      -------    ---------      ---------      ---------      ---------
Balance at February 28, 1997 .................           110          --        57,600            (49)           841         58,392
     Equity from merger (Note 2) .............            --          --        20,001            (27)       (13,156)         6,818
     Equity contribution .....................            --          --       108,353             --             --        108,353
     Change in terms of rollover
      options ................................            --          --         7,410             --           (309)         7,101
     Repurchase of common stock
      and outstanding options ................            --          --      (193,364)            --        (60,534)      (253,898)
     Vesting of new options ..................            --          --         3,009             --             --          3,009
     Cumulative translation
      adjustment .............................            --          --            --          1,582             --          1,582
     Net loss ................................            --          --            --             --        (54,366)       (54,366)
                                                    --------      -------    ---------      ---------      ---------      ---------
Balance at February 28, 1998 .................           110     $    --     $   3,009      $   1,506      $(127,524)     $(123,009)
                                                    ========     ========    =========      =========      =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

           TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands)


                                                                                            For the period
                                                                                            from February 11
                                                                          Year Ended            Through
                                                                          February 28,       February 28,
                                                                            1998                 1997
                                                                       --------------       ----------------
Operating activities:
     Net income (loss) ...........................................       $ (54,366)            $     841
     Adjustments to reconcile net income (loss) to cash flows from operations:
         Depreciation ............................................           8,223                   331
          Amortization of intangibles and deferred financing costs           4,711                   234
          Provision for bad debts ................................             891                    --
          Write-off of deferred financing costs ..................           4,737                    --
          Recapitalization costs incurred ........................           6,710                    --
          Restructuring and special charges ......................           8,453                    --
          Extraordinary loss on early retirement of debt .........          20,579                    --
          Stock option compensation expense ......................          10,419                    --
          Deferred income taxes ..................................           6,332                    --
          Change in operating assets and liabilities:
               Income taxes ......................................         (12,169)                  691
               Accounts receivable ...............................           9,781                (4,846)
               Inventories .......................................          (6,851)                1,855
               Other current assets ..............................           1,008                    94
               Accounts payable and accrued liabilities ..........           2,032                   537
               Other non-current liabilities .....................          (1,681)                  (99)
                                                                         ---------             ---------
          Net cash provided by (used in) operating activities ....           8,809                  (362)
                                                                         ---------             ---------
Investing activities:

     Cash paid for acquisition, net of cash acquired .............              --              (154,615)
     Additions to property, plant and equipment ..................          (8,878)                  (67)
     Additions to equipment leased to customers ..................            (372)                   --
                                                                         ---------             ---------
          Net cash used in investing activities ..................          (9,250)             (154,682)
                                                                         ---------             ---------
Financing activities:

     Proceeds from issuance of long-term debt ....................         340,000               110,000
     Borrowings under revolving line of credit, net ..............          12,339                    --
     Repurchase of long-term debt and payment of fees ............        (225,093)                   --
     Proceeds from equity contribution ...........................         108,353                57,600
     Proceeds from merger with Old Telex .........................          34,753                    --
     Repurchase of common stock and outstanding options ..........        (253,898)                   --
     Payments for deferred financing costs .......................         (12,312)               (5,595)
     Recapitalization costs incurred .............................          (6,710)                   --
     Other .......................................................            (309)                   --
                                                                         ---------             ---------
          Net cash provided by (used in) financing activities ....          (2,877)              162,005
                                                                         ---------             ---------
Effect of exchange rate changes on cash and cash equivalents .....           1,437                    83
                                                                         ---------             ---------
Cash and cash equivalents:
     Net increase (decrease) .....................................          (1,881)                7,044
     Beginning of period .........................................           7,044                    --
                                                                         ---------             ---------
     End of period ...............................................       $   5,163             $   7,044
                                                                         =========             =========
Supplemental disclosures of cash flow information
     Cash paid during the period for:
          Interest ...............................................       $  26,891             $      --
                                                                         =========             =========
          Income taxes, net ......................................       $     868             $      --
                                                                         =========             =========

The accompanying notes are an integral part of these consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

   Telex Communications, Inc., formerly known as EV International, Inc. ("Telex" or the "Company"), a Delaware corporation, is a wholly-owned subsidiary of Telex Communications Group, Inc. ("Holdings"). The Company, formed as a result of the February 2, 1998 merger of Old Telex and Old EVI, is a leader in the design, manufacture and marketing of sophisticated audio, wireless and multimedia communications equipment to commercial, professional and industrial customers. The Company provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets, and does not participate in the competitive retail consumer electronics market. The Company offers a comprehensive range of products worldwide for professional audio systems as well as for multimedia and other communications product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, tape duplication products, talking book players, LCD projectors, wireless LAN and PCS antennas, hearing aids and wireless assistive listening devices. Its products are used in airports, theaters, sports arenas, concert halls, cinemas, stadiums, convention centers, television and radio broadcast studios, houses of worship and other venues where music or speech is amplified or transmitted, and by professional entertainers, television and radio on-air talent, presenters, airline pilots and the hearing impaired in order to facilitate speech or communications.

PRINCIPLES OF CONSOLIDATION

   The Company's financial statements are prepared on a consolidated basis in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

CASH AND CASH EQUIVALENTS

   All temporary investments with an original maturity of three months or less at the time of purchase are considered cash equivalents. These investments are considered available for sale and are carried at cost, which approximates fair value.

INVENTORIES

   Inventories are stated at the lower of cost (first-in, first-out) or market and include amounts for materials, labor and overhead.

PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are recorded at cost, net of accumulated depreciation. The cost of property, plant and equipment retired or otherwise disposed of, and the accumulated depreciation thereon, are eliminated from the asset and related accumulated depreciation accounts, and any resulting gain or loss is reflected in operations. Depreciation of property, plant and equipment is computed principally by the straight-line method over the estimated useful lives of the assets as follows:


                  Buildings and improvements          5 to 31 years

                  Machinery and equipment             1.5 to 12 years


   Beginning in Fiscal 1998, the Company capitalized certain software implementation costs. Prior to Fiscal 1998, such costs were not significant. Direct internal and all external implementation costs and purchased software have been capitalized and depreciated using the straight-line method over the estimated useful lives, ranging from two to five years. As of February 28, 1998, software implementation costs of $6.4 million have been capitalized and are included in equipment and construction in progress. The Company expenses reengineering costs as incurred.

DEFERRED FINANCING COSTS

   Deferred financing costs represent costs incurred by Old EVI and Old Telex to issue the EVI Notes and the Telex Notes (together, the Senior Subordinated Notes) and to secure the Senior Secured Credit Facility and are being amortized over the terms of the related debt.

INTANGIBLE ASSETS

   Intangible assets are amortized on a straight-line basis over their estimated useful lives, as follows:

      Patents and engineering drawings             5-10 years
      Dealer and distributor lists                 15 years
      Goodwill                                     40 years
      Other intangibles                            3-5 years

LONG-LIVED ASSETS

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

PRODUCT DEVELOPMENT COSTS

   Engineering costs associated with the development of new products and changes to existing products are charged to operations as incurred ($16.8 million for the year ended February 28, 1998 and $0.5 million for the period from February 11, 1997, through February 28, 1997).

ADVERTISING EXPENSES

   Advertising costs are expensed when incurred. Advertising costs for the year ended February 28, 1998 and the period from February 11, 1997 through February 28, 1997 were $7.9 million and $0.2 million, respectively.

INCOME TAXES

   The Company accounts for income taxes utilizing the liability method. Deferred income taxes are primarily recorded to reflect the tax consequences of differences between the tax and the financial reporting bases of assets and liabilities. The Company's tax provision is calculated on a separate company basis, and the Company's taxable income is included in the consolidated federal income tax return of Holdings.

FOREIGN CURRENCY

   Foreign subsidiaries' income statement accounts are translated at the average exchange rates in effect during the period while assets and liabilities are translated at the rates of exchange at the balance sheet date. The resulting balance sheet translation adjustments are charged or credited directly to shareholder's equity. Foreign exchange transaction gains and losses realized during the year ended February 28, 1998 and the period from February 11, 1997 through February 28, 1997, and those attributable to exchange rate movements on intercompany receivables and payables not deemed to be of a long-term investment nature, are recorded in other (income) expense.

CONCENTRATIONS, RISKS AND UNCERTAINTIES

   The Company is highly leveraged. The Company's high degree of leverage could have important consequences, including but not limited to the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisition, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; and (iii) the Company's flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and the Company may be more vulnerable to a downturn in general economic conditions or its business or may be unable to carry out capital spending that is important to its growth strategy.

   Technological innovation and leadership are among the important factors in competing successfully in the Professional Sound and Entertainment market. The Company's future results in this segment will depend, in part, upon its ability to make timely and cost-effective enhancements and additions to its technology and to introduce new products that meet customer demands, including products utilizing digital technology, which are increasingly being introduced in the professional audio industry. The success of current and new product offerings is dependent on several factors, including proper identification of customer needs, technological development, cost, timely completion and introduction, differentiation from offerings of the Company's competitors and market acceptance. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures. There can be no assurance that the Company will successfully identify and develop new products in a timely manner, that products or technologies developed by others will not render the Company's products obsolete or noncompetitive or that constraints in the Company's financial resources will not adversely affect its ability to develop and implement technological advances.

   The Company has substantial assets located outside of the United States and a substantial portion of the Company's sales and earnings are attributable to operations conducted abroad and to export sales, predominantly in Western Europe and Asia Pacific. The Company's international operations subject the Company to certain risks, including increased exposure to currency exchange rate fluctuations. The Company intends to hedge a portion of its foreign currency exposure by incurring liabilities, including bank debt, denominated in the local currencies of those countries where its subsidiaries are located and plans to develop systems to manage and control its currency risk exposure. The Company's international operations also subject it to certain other risks, including adverse political or economic developments in the foreign countries in which it conducts business, foreign governmental regulation, dividend restrictions, tariffs and potential adverse tax consequences, including payment of taxes in jurisdictions that have higher tax rates than does the United States.

   The Company offers a range of audio products to a diverse customer base throughout the world. Terms typically require payment within a short period of time, however, the Company will offer extended payment terms to certain qualified customers. As of February 28, 1998, the Company believes it has no significant customer or geographic concentration of accounts receivable that could expose the Company to adverse, near-term severe financial impacts.

RECLASSIFICATIONS

   Certain prior-period amounts have been reclassified to conform to the year ended February 28, 1998 presentation. These reclassifications had no impact on the previously reported operating income, net income or shareholder's equity as previously reported.

2. TRANSACTIONS

ACQUISITION

   On February 10, 1997 (the "Acquisition Closing Date"), pursuant to a purchase agreement dated December 12, 1996 (the "Purchase Agreement") an acquisition subsidiary wholly owned by GSCP and certain affiliated investors acquired from Mark IV and one of its subsidiaries all of the issued and outstanding capital stock of Gulton Industries, Inc. ("Gulton"), the former parent of Old EVI, and each of its subsidiaries for an initial cash purchase price of $151.5 million, plus $4.9 million in estimated adjustments paid on the closing date, which aggregate amount was subject to further post-closing adjustments as described herein. The acquisition subsidiary subsequently merged with and into the parent of Old EVI, and the parent then merged with and into Old EVI, with Old EVI ultimately surviving (the "Acquisition"). Prior to the Acquisition Closing Date,
(i) EVI Audio LLC, a subsidiary wholly owned by GSCP and certain affiliated investors, purchased all the issued and outstanding shares of common stock and Pay-in-Kind Preferred Stock of EV Holdings for an aggregate amount of $57.6 million and (ii) EV Holdings, a Delaware corporation organized by GSCP to hold all the issued and outstanding stock of the EVI, contributed $57.6 million to the Company.

   Financing for the Acquisition, and the related fees and expenses, consisted of (i) $57.6 million of equity capital provided by GSCP and certain affiliated investors, (ii) a $60.0 million senior credit facility (consisting of a term loan and a revolving credit facility), and (iii) a $75.0 million senior subordinated credit facility issued as interim financing by Chase Securities Inc. and Smith Barney Inc., the initial purchasers of the EVI Existing Notes (as defined herein), and certain other lenders. Of these amounts, $156.4 million was used for the purchase price for the Acquisition and $10.4 million was used for financing and transaction fees and expenses. Under the Purchase Agreement, the purchase price was subject to adjustment on the basis of (i) the audited working capital and audited cash flow of the Company as at and for the 10-month period ended December 31, 1996 and (ii) the net intercompany transfers of cash between Mark IV and its affiliates (other than the Company and its subsidiaries), on the one hand, and the Company and its subsidiaries, on the other hand, during the period between December 31, 1996 and the Acquisition Closing Date. Based on these provisions Mark IV has requested a purchase price increase of $405,000, which amount the Company is currently disputing pursuant to the applicable provisions of the Purchase Agreement.

   On March 24, 1997, Old EVI issued 11% Senior Subordinated Notes due 2007 in an aggregate principal amount of $100 million (the "EVI Existing Notes"), all of which were subsequently exchanged in September, 1997 for a like principal amount of new 11% Senior Subordinated Notes due 2007, Series A (together with the EVI Existing Notes, the "EVI Notes"), in an offering registered under the Securities Act of 1933, as amended (the "Securities Act"). The proceeds from the EVI Notes were used to repay the $75.0 million of indebtedness under the interim financing in its entirety and a portion of EVI's term loan. The foregoing transactions, including the issuance of the EVI Notes, are referred to herein as the "Acquisition Transactions." The Acquisition was accounted for using the purchase method of accounting which established a new basis of accounting, pursuant to which the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on February 10, 1997 (i.e., the Acquisition Closing Date).

   In connection with the Acquisition, Mark IV and the Company entered into a transition services agreement pursuant to which Mark IV agreed to provide certain services, including accounting, tax planning, foreign currency hedging, cash management and administering certain pension plan assets pending their transfer to the Company, for a period not to exceed twelve months following the Acquisition Closing Date. In Fiscal 1998, the Company paid an aggregate of approximately $41,000 in fees for services provided pursuant to such transition services agreement, which services terminated on January 31, 1998. In addition, Mark IV and the Company entered into sublease agreement with respect to certain premises located in Austin,

Texas and a non-exclusive, royalty-free license to use certain names which incorporate the "Mark IV" name, including related tooling and sales and marketing materials, and to sell products incorporating such names for periods ranging from 18 to 36 months after the Acquisition Closing Date.

RECAPITALIZATION

   On May 6, 1997 (the "Recapitalization Closing Date"), Old Telex completed a recapitalization (the "Recapitalization") pursuant to an Agreement (the "Recapitalization Agreement") among Old Telex, Greenwich II, LLC ("G-II"), a Delaware limited liability company formed by GSCP and certain other investors, and GST Acquisition Corp. ("GST"), a Delaware corporation and a wholly owned subsidiary of G-II. In connection with the Recapitalization, all of the shares of common stock of Holdings ("Holdings Common Stock") and all options and warrants to acquire Holdings Common Stock (other than certain shares of Holdings Common Stock and certain options to acquire Holdings Common Stock owned by certain members of management of Old Telex) were converted into the right to receive an aggregate amount of cash (the "Recapitalization Consideration") equal to approximately $253.9 million. In addition, in connection with the Recapitalization Agreement, certain shares of Holdings Common Stock held by management of Old Telex (such shares, the "Rollover Shares") and certain options to acquire additional shares of Holdings Common Stock (the "Rollover Options"), with an aggregate value of approximately $21.2 million (which represented approximately 14% of the equity of Holdings on a non-diluted basis and approximately 20% on a fully diluted basis) were retained by such managers. In connection with the Recapitalization, Old Telex completed (i) a tender offer (the "Tender Offer") to repurchase all of Old Telex's then outstanding 12% Senior Notes due 2004, in aggregate principal amount of $100.0 million, for $118.3 million (including premium and consent fees along with accrued interest), and (ii) a solicitation of consents with respect to certain amendments to the indenture pursuant to which such notes were issued. The Recapitalization, the financing thereof (including the issuance by Old Telex of 10 1/2% Senior Subordinated Notes due 2007 (the "Existing Telex Notes") to Chase Securities, Inc., Morgan Stanley & Co. Incorporated and Smith Barney, Inc.), the Tender Offer and the payment of the related fees and expenses are herein referred to as the "Recapitalization Transaction." See "The Recapitalization" and "Interests of Certain Persons."

   The Recapitalization was financed by (i) $108.4 million of new equity provided by GSCP and certain other co-investors, (ii) the Rollover Shares and Rollover Options valued at $21.2 million, (iii) a $140.0 million senior secured credit facility (the "Senior Secured Credit Facility") with The Chase Manhattan Bank, Morgan Stanley Senior Funding, Inc. and certain other lenders, consisting of (a) a $115.0 million term loan facility (the "Term Loan Facility"), and (b) a $25.0 million revolving credit facility (the "Revolving Credit Facility"), (iv) $125.0 million of Existing Telex Notes and (v) $36.5 million of available cash of Old Telex. Of the $108.4 million of new equity contributed by GSCP and certain other co-investors, $25.2 million consisted of proceeds from the issuance of Deferred Pay Subordinated Debentures due 2009 (the "GST Subordinated Debentures") contributed by GST to Old Telex in connection with the Recapitalization.

   Pursuant to the Recapitalization, the historical basis of all assets and liabilities was retained for financial reporting purposes, and the repurchases of existing Holdings Common Stock and issuance of new Holdings Common Stock have been accounted for as equity transactions.

   In October 1997, Old Telex completed an exchange offer of $125 million aggregate principal amount of new 10-1/2% Senior Subordinated Notes Due 2007, Series A (the "New Telex Notes"), which were registered under the Securities Act, for a like principal amount of the Existing Telex Notes (together with the New Telex Notes, the "Telex Notes"). All of the Existing Telex Notes were tendered and accepted for exchange.

THE MERGERS

    On February 2, 1998, Old EVI merged with Old Telex, a wholly owned subsidiary of Holdings and an affiliate of GSCP, with Old EVI surviving. In the Merger, Old EVI changed its corporate name to "Telex Communications, Inc." The Merger was effected pursuant to an agreement and plan of merger, dated January 29, 1998 under which Greenwich I LLC ("G-I"), a subsidiary wholly owned by GSCP and certain affiliated investors, exchanged all of the issued and outstanding common and preferred stock of EVI Holdings, the former parent of Old EVI, for 1,397,400 shares of Holdings' Common Stock, and 13,000 shares of Holdings' Series A Pay-in-Kind Preferred Stock, respectively, and EVI Holdings was merged with and into Holdings, with Holdings continuing as the surviving corporation. The Mergers have been accounted for essentially as a pooling of interests from May 6, 1997, the date on which Old EVI and Old Telex came under common control, and the financial statements of the Company for Fiscal 1998 include the results of Old Telex from May 6, 1997. Immediately prior to the Mergers, approximately $12.7 million of indebtedness outstanding under Old EVI's senior credit facility was paid in full and Old EVI's senior credit facility was terminated. Such indebtedness, together with $0.4 million of certain fees and expenses associated with the Mergers, was repaid by utilizing free cash at closing from Old EVI of $3.8 million and by borrowings under the Company's Revolving Credit Facility of approximately $9.3 million. The EVI Notes remain outstanding following the Mergers.

PRO FORMA RESULTS OF TRANSACTIONS (UNAUDITED)

   Pro forma statements of operations are presented below for the years ended February 28, 1998 and 1997, as if the Acquisition of Old EVI, the offering by Old EVI of the EVI Notes, the Recapitalization of Old Telex (including the offering by Old Telex of the Telex Notes) and the Merger of Old Telex with and into EVI had occurred at the beginning of Fiscal 1997. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which occurred, nor are they indicative of future results of operations (in thousands).

                                          Pro Forma              Pro Forma
                                          Full Year              Full Year
                                            Ended                  Ended
                                         February 28,           February 28,
                                            1998                   1997
                                         As Adjusted            As Adjusted
                                         -----------            -----------

Net Sales                                $  345,211            $  362,927
Operating Income(a)                          24,082                43,416
Net Income (loss)(a)                        (15,491)                3,911

----------------

(a) Included in Fiscal 1998 operating income and net income (loss), as presented, are non-cash compensation charges for stock options associated with the Recapitalization, non-recurring charges for management cash bonus, restructuring charges and a non-cash impairment loss described in
      Note 3 below.

3. RESTRUCTURING AND SPECIAL CHARGES

   RESTRUCTURING CHARGES.

      In the fourth quarter of Fiscal 1998, the Company recorded a pre-tax restructuring charge of $6.2 million attributable to the Merger-related consolidation of certain product lines, and the consolidation of certain of its worldwide manufacturing, engineering, distribution, marketing, service and administrative operations to reduce costs, to better utilize the available manufacturing and operating capacity and to enhance competitiveness. The consolidation will include the closure of some facilities and will also include the transfer of a portion of the work from certain facilities to the Company's remaining locations. The Company expects to complete substantially all of the restructuring of the operations by early Fiscal 2000, and expects to complete the sale and disposal of the owned facilities and equipment related to those operations by late Fiscal 2000.

   Included in the restructuring charges are $2.5 million associated with severance pay for terminated employees, most of whom work in the facilities to be closed or from which work is to be transferred to other locations, $2.8 million associated with reserves established for the write-down to fair market value of certain assets (primarily inventories related to the products to be discontinued, and land, building and equipment to be sold, made obsolete or redundant), and $0.9 million associated with other costs. As of February 28, 1998, the Company has not incurred any cash related restructuring costs.

LONG-LIVED ASSET IMPAIRMENT

   For the year ended February 28, 1998, the Company recognized an impairment loss of $2.2 million against operating income for certain intangible assets, including dealer and distributor lists, patents and engineering drawings and goodwill as a result of changed business conditions for certain product lines within the Company's two business segments. Considerable management judgment is necessary to estimate future cash flows. Accordingly, it is reasonably possible that the estimated discounted future cash flows may change in the near term resulting in the need to write these or other long-lived assets down further.


4. INVENTORIES

   Inventories consist of the following (in thousands):

                                                February 28,
                                   --------------------------------------
                                       1998                       1997
                                    ---------                  ---------
Raw materials                       $  37,653                  $  19,830
Work in progress                       10,314                      7,104
Finished goods                         33,978                     24,207
                                    ---------                  ---------
                                    $  81,945                  $  51,141
                                    =========                  =========


5. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following (in thousands):

                                               February 28,
                                    -----------------------------------
                                      1998                        1997
                                     -------                     ------
Land                                $  2,888                   $  3,583
Buildings and improvements            23,409                      4,217
Machinery and equipment               85,852                     23,867
Construction in progress               3,053                         --
                                     -------                     ------
                                     115,202                     31,667
Less accumulated depreciation         64,260                        256
                                     -------                     ------
                                    $ 50,942                   $ 31,411
                                     =======                     ======


6. INTANGIBLE ASSETS

   Intangible assets consist of the following (in thousands):


                                                                           FEBRUARY 28,
                                                                       ---------------------
                                                                          1998          1997
                                                                       -------       -------

Goodwill .......................................................       $83,052       $60,588
Dealer and distributor lists ...................................         5,626            --
Patents and engineering drawings ...............................         5,762            --
Other intangibles ..............................................         2,805            --
                                                                       -------       -------
                                                                        97,245        60,588
Less accumulated amortization ..................................        18,677            75
                                                                       -------       -------
                                                                       $78,568       $60,513
                                                                       =======       =======



7. DEBT

REVOLVING LINES OF CREDIT

   In May 1997, the Company entered into the Revolving Credit Facility, as part of the Senior Secured Credit Facility. Under this Facility, the Company may make borrowings of up to $25.0 million, subject to a borrowing base calculation. Interest on outstanding borrowings is calculated, at the Company's option, using the bank's prime rate or LIBOR plus specified margins. The revolving line of credit expires November 30, 2002. The facility requires an annual commitment fee of 0.5% of the unused portion of the commitment. Borrowings are secured by accounts receivable and inventory. The Company had letters of credit outstanding in the amount of $7.6 million at February 28, 1998 reducing the availability under the facility.

   Certain foreign subsidiaries of the Company have entered into agreements with banks to provide for local working capital needs. As of February 28, 1998 and 1997, the total aggregate availability of these arrangements, including letter of credit issuance, was $4.7 million and $4.4 million, respectively. The rates of interest in effect on these facilities as of February 28, 1998, ranged from 1.9% to 9.3%, and are generally subject to change based upon prevailing local prime rates. In certain instances, the facilities are secured by a lien on foreign real property, leaseholds or accounts receivables and inventory or guaranteed by another subsidiary of the Company.


LONG-TERM DEBT

   Long-term debt consists of the following (in thousands):

                                                                                    FEBRUARY 28,
                                                                              ----------------------
                                                                                  1998         1997
                                                                              --------      --------
Senior Subordinated Notes, due May 1, 2007, bearing interest of 10 1/2%
     payable semiannually, unsecured ..................................       $125,000       $   --

Senior Subordinated Notes, due March 15, 2007, bearing interest of 11%
     payable semiannually, unsecured ..................................        100,000           --

                                                                                    FEBRUARY 28,
                                                                              ----------------------
                                                                                  1998         1997
                                                                              --------      --------
Senior Secured Credit Facility (Term Loan Facility)
          Term Loan A, due in quarterly installments through
          November 30, 2002, bearing interest at LIBOR plus 2.5% (8.19%
          at February 28, 1998) payable semiannually, secured by
          substantially all assets of the Company .....................         50,000             --

          Term Loan B, due in quarterly installments through
          November 30, 2004, bearing interest at LIBOR plus 3.0% (8.69%
          at February 28, 1998) payable semiannually, secured by
          substantially all assets of the Company .....................         65,000             --

Senior Subordinated Credit Facility (repaid during year) ..............             --         75,000

Term Loan (repaid during year) ........................................             --         35,000
                                                                              --------      ---------
                                                                               340,000        110,000

      Less current portion ............................................         10,125          1,000
                                                                              --------      ---------
                                                                              $329,875       $109,000
                                                                              ========      =========



         The Senior Subordinated Notes and the Senior Secured Credit Facility contain certain financial and non-financial restrictive covenants, including limitations on: additional indebtedness, payment of dividends, certain investments, sale of assets and consolidations, mergers, transfers of all or substantially all of the Company's assets and capital expenditures, subject to certain qualifications and exceptions. The Company was in compliance with or had received waivers for all covenants related to the Senior Subordinated Notes and Senior Secured Credit Facility as of February 28, 1998.

         Aggregate annual maturities of long-term debt are as follows (in thousands):


YEAR ENDED FEBRUARY 28,
-----------------------
1999(a)  .......................................................       $ 10,125
2000 ...........................................................          8,500
2001 ...........................................................          9,250
2002 ...........................................................         12,500
2003 ...........................................................         18,375
Thereafter .....................................................        281,250
                                                                        -------
                                                                       $340,000
                                                                        =======






(a) As of February 28, 1998, $10.1 million of the Company's Term Loan Facility is payable in the next twelve months. Of such amount, $1.9 million was due on February 28, 1998 and was payable, and was paid on March 2, 1998.

8. INCOME TAXES

   Significant components of the provision (benefit) for income taxes attributable to income (loss) including the extraordinary item are as follows (in thousands):





                                                                                               PERIOD FROM
                                                                                             FEBRUARY 11, 1997
                                                                     YEAR ENDED                  THROUGH
                                                                  FEBRUARY 28, 1998          FEBRUARY 28, 1997
                                                                  -----------------          -----------------
Current:
     Federal . . . . . . . . . . . . . . . . . . . . . . . . . .       $(7,209)                    $277
     State . . . . . . . . . . . . . . . . . . . . . . . . . . .          --                        --
     Foreign . . . . . . . . . . . . . . . . . . . . . . . . . .          (494)                     374
                                                                      --------                     ----
                                                                        (7,703)                     651
Deferred . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,332                      --
                                                                      --------                     ----

                                                                       $(1,371)                    $651
                                                                       =======                     ====

   A reconciliation of the income taxes computed at the federal statutory rate to the Company's income tax provision (benefit) including the extraordinary loss is as follows (in thousands):


                                                                                          PERIOD FROM FEBRUARY 11,
                                                                     YEAR ENDED                 1997 THROUGH
                                                                  FEBRUARY 28, 1998          FEBRUARY 28, 1997
                                                                  -----------------        ----------------------
Federal provision (benefit) at statutory rate  . . . . . . . . .       $(18,950)                   $502
State provision (benefit), net of federal tax  . . . . . . . . .         (1,843)                     38
Amortization and write-off of goodwill . . . . . . . . . . . . .          1,430                      29
Change in deferred tax asset valuation allowance
     and other income tax accruals . . . . . . . . . . . . . . .         16,533                     --
Recapitalization costs . . . . . . . . . . . . . . . . . . . . .          2,522                     --
Foreign tax rate differences . . . . . . . . . . . . . . . . . .           (814)                     82
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (249)                    --
                                                                       --------                    ----
                                                                       $ (1,371)                   $651
                                                                       ========                    ====

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                             FEBRUARY 28,
                                                                       ---------------------
                                                                          1998          1997
                                                                       -------       -------
Deferred tax liabilities:
  Tax over book depreciation . . . . . . . . . . . . . . . . . .       $ 7,440       $ 6,624
  Unremitted foreign earnings  . . . . . . . . . . . . . . . . .          --           1,650
                                                                       -------       -------
   Total deferred tax liabilities  . . . . . . . . . . . . . . .         7,440         8,274
                                                                       -------       -------
Deferred tax assets:
  Compensation related . . . . . . . . . . . . . . . . . . . . .         3,942          --
  Book over tax amortization . . . . . . . . . . . . . . . . . .         3,666          --
  Pension  . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,123          --
  Inventory reserves . . . . . . . . . . . . . . . . . . . . . .         2,473         1,140
  Accounts receivable allowance  . . . . . . . . . . . . . . . .         1,028           118
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .           191          --
  Vacation accrual . . . . . . . . . . . . . . . . . . . . . . .         1,125          --
  Warranty reserves  . . . . . . . . . . . . . . . . . . . . . .         1,055         1,290
  Restructuring reserves . . . . . . . . . . . . . . . . . . . .         2,931          --
  Tax loss carryforward  . . . . . . . . . . . . . . . . . . . .         4,475          --
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,302           614
                                                                       -------       -------
   Total deferred tax assets . . . . . . . . . . . . . . . . . .        24,311         3,162
  Valuation allowance for deferred tax assets  . . . . . . . . .        16,533          --
                                                                       -------       -------
   Net deferred tax assets . . . . . . . . . . . . . . . . . . .         7,778         3,162
                                                                       -------       -------
  Net deferred tax assets (liabilities)  . . . . . . . . . . . .       $   338       $(5,112)
                                                                       =======       =======


   The Company has established a net deferred tax valuation allowance of $16.5 million, charged to the income tax provision for the year ended February 28, 1998, due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

   In addition, the Company has not recognized any income tax benefit related to the excess of the market price over the exercise price of the exercised options of $27.6 million. The income tax benefit once realized will be credited to shareholder's equity.

   Prior to the merger of Old Telex and Old EVI, Old Telex received a settlement offer from the IRS with respect to the amortization of its intangibles for the taxable years 1990, 1991 and 1992. Old Telex reviewed the IRS settlement offer and determined not to accept it. Any adjustment imposed by the IRS relating to the intangible assets would not likely result in a material adjustment to the Company's operations, because it would be recorded principally as an adjustment to goodwill.

   A deferred tax liability attributable to unremitted earnings existing at the Acquisition Closing Date was established at the acquisition date. Subsequent to the Acquisition, accumulated and current unremitted earnings of the Company's foreign subsidiaries are deemed to be reinvested in each country and are not expected to be remitted.

9. RELATED PARTY TRANSACTIONS

   Holdings' principal asset is its investment in the Company and, therefore, Holdings is dependent on the operations of the Company for its cash flow needs. However, there are no agreements between the Company and Holdings requiring the transfer of funds from the Company to Holdings. The Senior Subordinated Notes and the provisions of the indenture agreements pursuant to which the Senior Subordinated Notes were issued restrict Telex's payment of dividends, loans or advances to its affiliates.

   The Company pays fees to Holdings' majority shareholder for management services in the amount of $1.7 million annually. For the year ended February 28, 1998, the Company recorded a charge to operations of $2.1 million for such fees.

   Income taxes payable and receivable include tax benefits related to Holdings as the Company makes all tax payments for the consolidated group and amounts recorded are included within other long-term liabilities on the consolidated balance sheets.


10.   RETIREMENT PLANS

   The Company has a noncontributory defined benefit pension plan. Eligibility, vesting and benefit formula provisions of the plan are based on years of service and average final compensation. Pension costs are funded annually subject to limitations.

   The components of pension cost are as follows (in thousands):






                                                                                     PERIOD FROM
                                                                                     FEBRUARY 11,
                                                                     YEAR ENDED      1997 THROUGH
                                                                     FEBRUARY 28,    FEBRUARY 28,
                                                                        1998              1997
                                                                     -----------     ------------
Service cost for benefits earned during the period .............       $ 1,452            $16
Interest cost on projected benefit obligation ..................         1,659             --
Actual return on plan assets ...................................        (5,731)            --
Net amortization and deferral ..................................         4,476             --
                                                                       -------            ---
Net pension cost ...............................................       $ 1,856            $16
                                                                       =======            ===


   The following table presents the funded status of the above plan as recognized in the consolidated balance sheets (in thousands):


                                                                           FEBRUARY 28,
                                                                       -----------------
                                                                          1998      1997
                                                                          ----      ----
Actuarial present value of benefit obligation:
     Vested benefits ...........................................       $20,616       $15
     Nonvested benefits ........................................           318         1
                                                                       -------       ---
Accumulated benefit obligation .................................        20,934        16
Effect of projected pay increases ..............................         6,756        --
                                                                       -------       ---
Projected benefit obligation ...................................        27,690        16
Less plan assets at market value ...............................        22,609        --
                                                                       -------       ---
Projected benefit obligation in excess of plan assets ..........         5,081        16
Less unrecognized net loss .....................................         1,060        --
Less unrecognized net transition obligation ....................           122        --
Less unrecognized prior service cost ...........................             8        --
Additional minimum liability ...................................            80        --
                                                                       -------       ---
Pension liability accrued ......................................       $ 3,971       $16
                                                                       =======       ===

   Assumptions used in the accounting for the defined benefit plan were as follows:


                                                                              FEBRUARY 28,
                                                                        ----------------------
                                                                        1998              1997
                                                                        ----              ----
Weighted average discount rate . . . . . . . . . . . . . . . . .        7.0%              7.5%
Rate of increase in future compensation levels . . . . . . . . .        4.5%              0.0%
Expected long-term rate of return on plan assets . . . . . . . .        9.0%              N/A



   Plan assets consist primarily of equity and debt securities and cash equivalents.

   As of the Acquisition Closing Date, the Company ceased withholding 401(k) contributions from employees' payroll until the time the Company could establish its own defined-contribution plan. Pursuant to the Purchase Agreement, the assets of the Sellers' defined-contribution pension plan that relate to the Company's employees will be transferred into the Company's plan, and, at such time, employee payroll withholding for 401(k) contributions into the Company's defined-contribution plan will continue. Accordingly, the Company has not recognized any liability for these contributions since the date of the Acquisition.

   The Company's Japanese subsidiary also has a retirement and termination plan (the "Retirement Plan"), which provides benefits to employees in Japan upon their termination of employment. The benefits are based upon a multiple of the employee's monthly salary, with the multiple determined based upon the employee's years of service. The multiple paid to employees who retire or are involuntarily terminated is greater than the multiple paid to those who voluntarily terminate their services. The Retirement Plan is unfunded, and the accompanying consolidated balance sheet includes a liability of approximately $917 at February 28, 1998, which represents the actuarially determined estimated present value of the Company's liability as of this date. In developing this estimate, the actuary used appropriate discount and compensation growth rates prevailing in Japan of 2.4% and 1.1%, respectively. For the year ended February 28, 1998 and the period from February 10, 1997 through February 28, 1997, the Company charged $274 and $5, respectively, to expense for this plan.

11.   POSTRETIREMENT BENEFITS

   The Company is required to provide health and life insurance benefits to certain employees of its U.S. operations upon retirement. Contributions required to be paid by the employees towards the cost of such plans are a flat dollar amount per month in certain instances, or a range from 25% to 100% of the cost of such plans in other instances.

   Net postretirement benefit expense included the following components (in thousands):







                                                                              PERIOD FROM
                                                                              FEBRUARY 11,
                                                                                  1997
                                                     YEAR ENDED                  THROUGH
                                                    FEBRUARY 28,               FEBRUARY 28,
                                                       1998                        1997
                                                    ------------               ------------
Service cost ..................................       $ 21.5                      $  0.7
Interest cost .................................         33.6                         1.3
Actual return on plan assets ..................         --                          --
Net amortization and deferral .................          2.1                        --
                                                      ------                     -------
Net periodic postretirement benefit expense ...         57.2                      $  2.0
                                                      ======                     =======
Accumulated postretirement benefit
 obligations:
Retirees ......................................       $ --                        $ --
Fully eligible active plan participants .......        124.1                       126.0
Other active plan participants ................        277.6                       219.0
                                                      ------                     -------
                                                       401.7                       345.0
Fair value of plan assets .....................         --                          --
                                                      ------                     -------
Excess of accumulated postretirement benefit
     obligations over plan assets .............        508.5                       345.0
Unrecognized prior service cost ...............         --                          --
Unrecognized net loss (gain) ..................        106.8                        --
Unrecognized net transition obligation (asset)          --                          --
                                                      ------                     -------
Accrued postretirement benefit cost ...........       $401.7                     $(345.0)
                                                      ======                     =======


   The assumed health care cost trend rate used in measuring the benefit obligation is 8% for the year ended February 28, 1998, declining at a rate of 1.5% per year to an ultimate rate of 5.0% in 2000. The weighted average discount rate used in determining the benefit obligation at February 28, 1998, is 7.75%.

   The Company does not provide any post-employment benefits which would require accrual under Statement of Financial Accounting Standards No. 112.


12.   COMMITMENTS AND CONTINGENCIES

LITIGATION

   The Company is a party to various legal actions in the normal course of business. The Company believes that it is not currently party to any litigation which, if adversely determined, would have a material adverse effect on the consolidated financial position or results of operations of the Company.

ENVIRONMENTAL MATTERS

   The Company and its operations are subject to extensive and changing U.S. federal, state and local and foreign environmental laws and regulations, including, but not limited to, laws and regulations that impose liability on responsible parties to remediate, or contribute to the costs of remediating, current or formerly owned or leased sites or other sites where solid or hazardous wastes or substances were disposed of or released into the environment. These remediation requirements may be imposed without regard to fault or legality at the time of the disposal or release. The Company believes that it currently conducts its operations, and in the past has operated its business, in substantial compliance with applicable environmental laws and regulations. From time to time, however, operations of the Company have resulted, and may result in the future, in non-compliance or liability with respect to such laws and regulations.

   The Company (or, for certain sites, the Sellers, on behalf of the Company) has undertaken or currently is undertaking remediation of contamination at certain of its currently or formerly owned sites (some of which are unrelated to the audio business) and the Company has agreed it is a de minimis responsible party at a number of other such sites, which have been designated as Superfund sites under U.S. environmental laws. The Company recently had Phase I Environmental Site Assessments and Compliance Reviews conducted by a third-party environmental consultant at all of its manufacturing sites and is aware of environmental conditions at certain of such sites that require or may require remediation or continued monitoring. In particular, the Company's site in Buchanan, Michigan has been designated a Superfund site under U.S. environmental laws. The Sellers have agreed to indemnify the Company fully for environmental liabilities resulting from the Buchanan, Michigan Superfund site and certain of the other sites at which the environmental consultant indicated monitoring or remediation was necessary.

   The Company's environmentally related expenditures for the year ended February 28, 1998 and for the period from February 11, 1997, through February 28,1997, were not material. The Company does not believe that the costs to the Company of environmental compliance under current laws and regulations will have a material adverse effect on the financial position or results of operations of the Company.

   There can be no assurance that the Company's estimated environmental expenditures, which the Company believes to be reasonable, will cover in full the actual amounts of environmental obligations the Company does incur, that the Sellers will pay in full the indemnified environmental liabilities when they are incurred, that new or existing environmental laws will not affect the Company in currently unforeseen ways or that present or future activities undertaken by the Company will not result in additional environmentally related expenditures. However, the Company does not believe that the costs to the Company of the environmental compliance under current laws and regulations will have a material adverse effect on the financial position or results of operations of the Company.

EMPLOYMENT CONTRACTS

   The Company has employment contracts with certain key executives that require the Company to pay severance or salary continuance pay equal to amounts ranging from nine to twelve months' salary in the event such executives are terminated without cause.

LEASE COMMITMENTS

   At February 28, 1998, the Company had various noncancellable operating leases for manufacturing, distribution and office buildings, warehouse space and equipment.

   Approximate future minimum rental commitments under all noncancelable operating leases are as follows (in thousands):

YEAR ENDED FEBRUARY 28,
1999 ...........................       $2,231
2000 ...........................        1,813
2001 ...........................        1,453
2002 ...........................          258
2003 ...........................          232
2004 and thereafter ............          802
                                        -----
Total minimum lease commitments        $6,789
                                        =====


13.   SEGMENT INFORMATION

   Subsequent to the Mergers, the Company reorganized what had been classified as Old Telex's four strategic business units and Old EVI's four principal lines of business into the following two business segments:

   (i) Professional Sound and Entertainment, which includes Old EVI's three principal lines of business within the overall professional audio market: (1) Fixed Installation; (2) Professional Music Retail; and (3) Concert/Recording/Broadcast and Old Telex's Broadcast Communications Systems and Sound Reinforcement product groups (these businesses were previously part of Old Telex's Professional Sound and Entertainment Group); and

   (ii) Multimedia/Communications, which includes all of Old Telex's Multimedia/Audio Communications, RF/Communications, and Hearing Instruments Groups, the Tape Duplication product group from Old Telex's Professional Sound and Entertainment Group and Old EVI's Other Applications line of business, consisting of handheld microphones and earphones for field and aircraft communications, both military and civilian, equipment for high-speed duplication of audio tapes, and components marketed to original equipment manufacturers for incorporation into their products.

   The amounts in the tables below have been restated to coincide with the new business segments. Individual product line results comprising each segment have not been restated, and the Company has applied consistent allocation methodologies to determine those results.

                                                                              YEAR ENDED FEBRUARY 28, 1998
                                                                    -----------------------------------------------

                                                                    PROFESSIONAL
                                                                      SOUND AND         MULTIMEDIA/
                                                                    ENTERTAINMENT     COMMUNICATIONS      CORPORATE
                                                                    -------------     --------------      ---------

Net sales to unaffiliated customers:
         North America .........................................       $125,149          $101,008          $  --
         Europe ................................................         51,961              --               --
         Asia and other foreign ................................         37,426              --               --
                                                                       --------          --------          -------
           Total net sales to customers ........................       $214,536          $101,008          $  --
                                                                       ========          ========          =======
Operating income (loss):
         North America .........................................       $  8,984          $  5,544          $(4,791)
         Europe ................................................          1,042              --               --
         Asia and other foreign ................................            224              --               --
                                                                       --------          --------          -------
         Total operating income (loss) .........................       $ 10,250(a)       $  5,544(a)       $(4,791)(a)
                                                                       ========          ========          =======
Depreciation and amortization:
         North America .........................................       $  4,093          $  2,363          $ 3,387
         Europe ................................................            872              --               --
         Asia and other foreign ................................            636              --               --
                                                                       --------          --------          -------
                  Total depreciation and amortization ..........       $  5,601          $  2,363          $ 3,387
                                                                       ========          ========          =======
Capital expenditures:
         North America .........................................       $  4,131          $  1,793          $ 2,566
         Europe ................................................            561              --               --
         Asia and other foreign ................................            199              --               --
                                                                       --------          --------          -------
                  Total capital expenditures ...................       $  4,891          $  1,793          $ 2,566
                                                                       ========          ========          =======


                                                                           PERIOD FROM FEBRUARY 11, 1997
                                                                             THROUGH FEBRUARY 28, 1997
                                                                    ---------------------------------------------
                                                                     PROFESSIONAL
                                                                      SOUND AND         MULTIMEDIA/
                                                                    ENTERTAINMENT     COMMUNICATIONS    CORPORATE
                                                                    -------------     --------------    ---------

Net sales to unaffiliated customers:
         North America .........................................       $ 7,599            $796            $ --
         Europe ................................................         2,952             --               --
         Asia and other foreign ................................         3,569             --               --
                                                                       -------            ----            -----
           Total net sales to customers ........................       $14,120            $796            $ --
                                                                       =======            ====            =====
Operating income (loss):
         North America .........................................       $ 1,579            $120            $(100)
         Europe ................................................           375             --               --
         Asia and other foreign ................................           371             --               --
                                                                       -------            ----            -----
         Total operating income (loss) .........................       $ 2,325            $120            $(100)
                                                                       =======            ====            =====
Depreciation and amortization:
         North America .........................................       $   205            $ 13            $  10
         Europe ................................................            33              --               --
         Asia and other foreign ................................            70              --               --
                                                                       -------            ----            -----
                  Total depreciation and amortization ..........       $   308            $ 13            $  10
                                                                       =======            ====            =====
Capital expenditures:
         North America .........................................       $    47            $ --            $  10
         Europe ................................................             5              --              --
         Asia and other foreign ................................             5              --              --
                                                                       -------            ----            -----
                  Total capital expenditures ...................       $    57            $ --            $  10
                                                                       =======            ====            =====

                                                  AS OF FEBRUARY 28, 1998                       AS OF FEBRUARY 28, 1997
                                       ------------------------------------------      ----------------------------------------
                                       PROFESSIONAL                                    PROFESSIONAL
                                         SOUND AND     MULTIMEDIA/                      SOUND AND       MULTIMEDIA/
                                       ENTERTAINMENT  COMMUNICATIONS     CORPORATE     ENTERTAINMENT  COMMUNICATIONS  CORPORATE
                                       -------------  --------------     ---------     -------------  --------------  ---------
Identifiable assets:
 North America ...................       $ 80,734       $47,989          $110,047       $ 47,758          $8,446       $82,205
 Europe ..........................         39,491          --                --           42,580            --            --
Asia and other foreign ...........         25,160          --                --           27,126             --            --
                                         --------       -------          --------       --------          ------       -------
     Total identifiable assets....       $145,385       $47,989          $110,047       $117,464          $8,446       $82,205
                                         ========       =======          ========       ========          ======       =======

(a) Included in operating income (loss) are restructuring Charges of $5,431, $667, and $124 and special charges of $280, $1,951, and zero, for Professional Sound and Entertainment, Multimedia/ Communications, and Corporate, respectively.

   The net sales to customers reflect the sales of the Company's operating units in each geographic area to unaffiliated customers. Export sales from the United States to unaffiliated customers were approximately $39,380 and $761 for the year ended February 28, 1998 and for the period from February 11, 1997, through February 28, 1997, respectively. Sales from the Company's subsidiaries in Canada, Singapore, United Kingdom, Hong Kong, Germany, France, Switzerland, Japan and Australia accounted for approximately 75%, and 50% of the total international sales for the year ended February 28, 1998 and the period from February 11, 1997 through February 28, 1997, respectively. Substantially all of the Company's international sales are transacted in United States dollars. The Company's operating profits on export sales are comparable to those realized on domestic sales.

   Corporate identifiable assets and capital expenditures relate principally to the Company's investment in information systems and corporate facilities, as well as cost in excess of net assets acquired included in intangible assets and deferred financing costs.


14.   EQUITY

STOCK SPLIT

   On June 25, 1997, Holdings' board of directors approved a 20-for-1 stock split of all Holdings' outstanding common stock. All common stock options have been restated for the period presented to reflect the common stock split.

STOCK COMPENSATION PLANS

   In Fiscal 1992, Holdings granted options to purchase up to 821,280 shares of Holdings common stock at an exercise price of $0.0005 per share to the new Chairman, President and Chief Executive Officer of the Company. Options exercised during Fiscal 1998 were 14,000 and as of February 28, 1998, all such options have been exercised.

   In Fiscal 1993, Holdings and the Company adopted a non-qualified option plan, the 1993 Stock Option Plan, which, as amended, authorized the issuance of options to purchase shares of Holdings common stock, at exercise prices ranging from $0.075 to $2.80 per share, to key employees; as of May 6, 1997, 242,000 options were granted and fully vested. Effective as of the Recapitalization Closing Date, all options granted under the 1993 Stock Option plan became subject to the terms of the 1997 Stock Option Plan.

   The 1997 Stock Option Plan authorizes the issuance of up to 769,460 shares of Holdings common stock, of which 557,000 have been granted. The exercise price of these options ranges from $7.98 to $31.93. The non-qualified options may be granted to certain key employees, directors and independent contractors of the Company or Holdings.

   A summary of the Company's stock option activity, and related information for the period from May 6, 1997 (the date on which both entities came under common control) through February 28, 1998, is as follows:

                                                                                      Weighted
                                                                                       Average
                                                                        Options    Exercise Price
                                                                       ---------   --------------

Beginning of period ............................................        242,000        $ 1.27

Granted ........................................................        557,020         14.80
Exercised ......................................................           (873)         7.98
Canceled .......................................................        (17,587)        17.63
                                                                        -------

End of period ..................................................        780,560         10.61
                                                                        =======

Exercisable at end of period ...................................        289,500          2.37
                                                                        =======

Available for future grants ....................................        212,440
                                                                        =======

   Exercise prices for options outstanding as of February 28, 1998 range from $0.075 to $31.93. The weighted average remaining contractual life of those options is 9.3 years as of February 28, 1998. Compensation expense has been recognized for options granted below fair market value as of the date of grant over their respective vesting periods.

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

   The fair value of each option granted is estimated as of the date of grant using the Black-Scholes single option-pricing model using a risk-free interest rate of 6.57% and no expected dividend yield. Had compensation expense for stock options been determined based on the fair value method (instead of the intrinsic value method) at the grant dates for the awards, the Company's net loss for the year ended February 28, 1998, would have increased by $970,000. The effects of applying the fair value method of measuring compensation expense for the periods presented is not likely to be representative of the effects of future years in part because the fair value method was applied only to stock options granted after February 28, 1995.

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


15. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate fair value.

   Cash and cash equivalents, accounts receivable, accounts payable and revolving line of credit: The carrying amount approximates fair value because of the short maturity of these instruments.

   Long-term debt:
   The fair value of the Company's long-term debt approximates fair value because of the variability of the interest cost associated with these instruments. The fair value of the Company's Senior Subordinated Notes is estimated based on quoted market rates for the notes.

   The estimated fair values of the Company's financial instruments are as follows (in thousands):


                                                  FEBRUARY 28, 1998              FEBRUARY 28, 1997
                                             ----------------------------   ----------------------------
                                             CARRYING AMOUNT   FAIR VALUE   CARRYING AMOUNT   FAIR VALUE
                                             ---------------   ----------   ---------------   ----------

Cash and cash equivalents ................       $  5,163       $  5,163        $  7,044       $  7,044
Accounts receivable ......................         59,106         59,106          42,856         42,856
Accounts payable .........................         21,039         21,039          15,250         15,250
Revolving line of credit .................         12,339         12,339            --             --

Long-term debt, excluding Senior
  Subordinated Notes .....................        115,000        115,000         110,000        110,000
Senior Subordinated Notes ................        225,000        208,000            --             --


16. SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENT OF CASH
    FLOWS

    For the period from February 11, 1997, through February 28, 1997, the net cash used for business acquisitions, net of cash acquired, was allocated as follows:

               Working capital ............................       $  63,878
               Plant and equipment ........................          31,649
               Purchase price in excess of the net tangible
                 assets acquired ..........................          60,588
               Deferred financing costs ...................           6,450
               Other assets ...............................           1,358
               Noncurrent liabilities .....................          (9,308)
                                                                  ---------
               Net cash used for acquisition ..............       $ 154,615
                                                                  =========
17. SUBSEQUENT EVENT

SALE OF BUSINESS

    In April, 1998 the Company sold the assets, exclusive of the land and building, of Gauss, its California-based high-speed, bin-loop, tape duplication business and operations, for $0.7 million subject to certain adjustments attributed to changes in working capital. The Company does not expect the sale to have a material impact on its consolidated financial position and results of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To EV International, Inc.:

We have audited the accompanying consolidated statements of income and retained earnings and cash flows of EV International, Inc. (a Delaware corporation) for the period from March 1, 1996 through February 10, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of EV International, Inc. for the period from March 1, 1996 through February 10, 1997, in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP


New York, New York,
May 9, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Management of
EV International, Inc.

We have audited the accompanying consolidated statements of income and retained earnings, and cash flows of EV International, Inc. (the "Company") for the year ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended February 29, 1996, in conformity with generally accepted accounting principles.

                                       COOPERS & LYBRAND L.L.P.


Rochester, New York
August 7, 1996
(February 10, 1997 as to effects
of the reorganization discussed
in Note 1)

                             EV INTERNATIONAL, INC.

             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 (In thousands)

                                                                FOR THE PERIOD FROM
                                                                   MARCH 1, 1996
                                                                       THROUGH        FOR THE YEAR ENDED
                                                                  FEBRUARY 10, 1997    FEBRUARY 29, 1996
                                                                -------------------   ------------------

Net sales ...................................................          $177,100            $195,500
Cost of sales ...............................................           112,100             123,900
                                                                       --------            --------
  Gross profit ..............................................            65,000              71,600
                                                                       --------            --------
Operating expenses:
     Engineering ............................................             8,000               8,500
     Selling, general and administrative ....................            41,600              44,400
     Amortization of goodwill ...............................               900               1,000
                                                                       --------            --------
                                                                         50,500              53,900
                                                                       --------            --------
Operating profit ............................................            14,500              17,700

Gain on sale of assets ......................................              --                   400
                                                                       --------            --------
     Income before taxes ....................................            14,500              18,100

Provision for income taxes ..................................             6,200               7,100
                                                                       --------            --------
     Net income .............................................             8,300              11,000

Retained earnings, at the beginning of the year .............           133,000             118,700

       Cash transfers (to) from Parent, net and
          adjustments resulting from the acquisition
          (see Note 1) ......................................            (2,000)              3,300
                                                                       --------            --------
Retained earnings, at the end of the period .................          $139,300            $133,000
                                                                       ========            ========


   The accompanying notes are an integral part of these financial statements.

                             EV INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                FOR THE PERIOD FROM
                                                                   MARCH 1, 1996
                                                                THROUGH FEBRUARY 10,    FOR THE YEAR ENDED
                                                                        1997             FEBRUARY 29, 1996
                                                                --------------------    ------------------
Cash Flows From Operating Activities:
     Net income ...........................................           $ 8,300                $ 11,000
     Items not affecting cash:
          Depreciation and amortization ...................             5,100                   5,100
          Deferred income tax (benefit)  ..................               700                    (300)
     Changes in assets and liabilities ....................
          Accounts receivable .............................              (500)                 (5,100)
          Inventories .....................................            (2,100)                 (8,500)
          Other assets ....................................            (2,500)                   (100)
          Accounts payable ................................              (800)                    300
          Other liabilities ...............................            (2,900)                 (2,000)
                                                                      -------                --------
              Net cash provided by operating
                    activities ............................             5,300                     400
                                                                      -------                --------

         Cash Flows From Investing Activities to
          purchase equipment ..............................            (3,300)                 (3,700)
                                                                      -------                --------

         Net cash transferred from (to) Parent and
               adjustments resulting from the
               acquisition (see Note 1)  ..................           $(2,000)               $  3,300
                                                                      =======                ========


   The accompanying notes are an integral part of these financial statements.

                     EV INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


1.   BACKGROUND INFORMATION AND
     SIGNIFICANT ACCOUNTING POLICIES

     Prior to the date of their disposition on February 10, 1997, Mark IV Industries, Inc. ("Mark IV") was the owner of a number of operating divisions and subsidiaries which made up its professional audio business, referred to as the Mark IV Audio Group (the "Group"). Effective February 10, 1997, Mark IV completed a reorganization of the Group in which certain assets and liabilities not relating to the business of the Group were transferred out of the parent company of the Group, Gulton Industries, Inc. ("Gulton"). On the same date, (i) all the issued and outstanding stock of Gulton was then sold to an indirect acquisition subsidiary of Greenwich Street Capital Partners, L.P. ("Sub"), (ii) Sub merged with and into Gulton, with Gulton surviving, (iii) Gulton merged with and into Electro-Voice, Incorporated ("EV"), Mark IV Audio, Inc., Mark IV Audio Magnetic, Inc. and LFE Corporation, with EV surviving, and (iv) EV changed its name to EV International, Inc. (the "Company"). The accompanying financial statements have been restated to reflect the foregoing steps and include the accounts of Gulton. All references to the Company relate to the business of the Mark IV Audio Group, and exclude any activities which may have been a part of the Company during the reporting periods, but which were transferred out as part of the foregoing steps. There were no adjustments to the net assets or net income of the Group as a result of this reorganization. The operating subsidiaries and divisions of the Company are as follows:

     Audio Consultants Co., Limited           Mark IV Audio (Europe) AG
     Altec Lansing International              Mark IV Audio (Aust.) Pty Ltd.
     Cetec International Limited              Mark IV Audio Canada, Inc.
     Dearden Davies Associates Limited        Mark IV Audio France S.A.
     Dynacord France                          Mark IV Audio Hong Kong Limited
     Dynacord Audio GmbH                      Mark IV Audio Japan Ltd.
     Klark-Teknik PLC                         Nivenfield (1992) Limited
                                              Rebis Audio Limited

     Mark IV Audio Japan had a certain minority ownership interest as of February 29, 1996. As part of the reorganization described above, the minority interest was acquired by Mark IV, and Mark IV Audio Japan became a 100%-owned subsidiary.

     The financial statements reflect all of the operations making up the Company and no recognition has been made to reflect the minority interests that existed as of the various financial statement dates. All significant intergroup transactions have been eliminated. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of such financial statements, and the reported amounts of revenues and expenses during the reporting periods. It should be recognized that the actual results could differ from those estimates. The Company's significant accounting policies are as follows:

     Property, Plant and Equipment

     The Company provides for depreciation of plant and equipment primarily on the straight-line method to amortize the cost of such plant and equipment over their useful lives. Depreciation expense was approximately $4,200 for the period from March 1, 1996 through February 10, 1997 and $4,100 in fiscal 1996.

     Cost in Excess of Net Assets Acquired ("Goodwill")

     Management continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the business. Goodwill is amortized on the straight-line method over a 40-year period. Amortization expense was approximately $900 for the period from March 1, 1996 through February 10, 1997, and $1,000 in fiscal 1996.

     Income Taxes

     Mark IV adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), in fiscal 1994. The adoption of this standard retroactively changed Mark IV's method of accounting for income taxes from the deferred method to the liability method. The Company's provisions for income taxes have been calculated on the separate return basis.

     Postretirement Benefits

     Mark IV adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"), effective as of February 28, 1993. SFAS No. 106 required the estimated present value of the Company's liability for its commitments to provide health and life insurance benefits to its retirees to be included in the balance sheet. The related expense is required to be recognized on the accrual method over the remaining years of the employees' active service, up to the dates of the individual's eligibility to retire and begin receiving the benefit.

     Research and Development Costs

     Research and development costs are expensed as incurred and amounted to approximately $7,700 for the period from March 1, 1996 through February 10, 1997, and $8,200 in the fiscal year 1996.

     Foreign Currency

     The assets and liabilities of the Company's foreign operations are translated at year-end exchange rates, and resulting gains and losses are included as a part of net equity. Realized foreign currency transactions recognized at the Company level have been eliminated from the accompanying consolidated statements of income, since such transactions are in integral part of Mark IV's consolidated currency exposure, including operations other than those of the Company.

2.   INCOME TAXES

     Income before taxes and the related provision for income taxes for the period from March 1, 1996 through February 10, 1997, and for fiscal 1996, consist of the following:

                                                                      1997          1996
                                                                     -------       -------
Income before taxes:
   United States .............................................       $10,700       $10,600
   Foreign ...................................................         3,800         7,500
                                                                     -------       -------
         Total income before taxes ...........................       $14,500       $18,100
                                                                     =======       =======
Provision for income taxes:
   Currently payable-
     United States ...........................................       $ 4,700       $ 5,300
     Foreign .................................................           800         2,100
                                                                     -------       -------
         Total currently payable .............................         5,500         7,400
                                                                     -------       -------
   Deferred-
     United States ...........................................           200          (600)
     Foreign .................................................           500           300
                                                                     -------       -------
         Total deferred income tax (benefit) .................           700          (300)
                                                                     -------       -------
         Total provision for income taxes ....................       $ 6,200       $ 7,100
                                                                     =======       =======

     The provision for income taxes for the period from March 1, 1996 through February 10, 1997 and, for fiscal year 1996, differs from the amount computed using the U.S. statutory income tax rate as follows: ||


                                                                 1997          1996
                                                               -------        ------
Expected tax at U.S. statutory income tax
   rate ................................................       $ 5,100        $6,300
Permanent differences ..................................           600           200
State and local income taxes ...........................           600           400
Foreign tax rate differences ...........................          (100)          200
                                                               -------        ------
Total provision for income taxes .......................       $ 6,200        $7,100
                                                               =======        ======

     For purposes of these financial statements, the undistributed earnings of Gulton's foreign subsidiaries were considered to have been reinvested in each country, and were not expected to be remitted back to Mark IV.

3.   PENSION AND RETIREMENT SAVINGS PLANS

     Prior to the consummation of the steps set forth in Note 1, the Company's U.S. employees participated in one of a number of defined-benefit pension plans which were funded and administered by Mark IV. Such plans provide retirement benefits based upon the employees' age, earnings and years of service, or were based upon years of service multiplied by stated monthly benefit amounts. The Company recognized an expense for the estimated service cost of such plans of approximately $350 for the period from March 1, 1996 through February 10, 1997, and approximately $400 in fiscal 1996. The plans are a part of Mark IV's Master Defined Benefit Plan, and the funded position and responsibility for benefit payments were managed by Mark IV.

     Certain of the Company's U.S. employees also participated in defined contribution plans which were also funded and administered by Mark IV. The Company recognized an expense of approximately $170 for the period from March 1, 1996 through February 10, 1997, and approximately $200 for these plans in fiscal 1996.

     The Company's Japanese subsidiary also had a retirement and termination plan (the "Retirement Plan") which provided benefits to employees in Japan upon their termination of employment. The benefits were based upon a multiple of the employee's monthly salary, with the multiple determined based upon the employee's years of service. The multiple paid to employees who retired or are involuntarily terminated is greater than the multiple paid to those who voluntarily terminate their services. The Company recognized an expense of approximately $100 for these plans for the period from March 1, 1996 through February 10, 1997 and approximately $100 in fiscal 1996.

4.   POSTRETIREMENT BENEFITS

     The Company provided health and life insurance benefits to a number of existing retirees from its U.S. operations. Contributions required to be paid by the retirees towards the cost of such plans are a flat dollar amount per month in certain instances, or a range from 25% to 100% in other instances. The Company also had a number of active employees who will receive such benefits upon their retirement.

     The Company's postretirement benefit expense on the accrual method for the period from March 1 through February 10, 1997, and for fiscal 1996 includes the following components:

                                                              1997       1996
                                                             ------     ------
Service cost-benefits earned during the period .........      $  5       $ 10
Interest cost on the APBO ..............................        15        130
                                                              ----       ----
     Total expense .....................................      $ 20       $140
                                                              ====       ====

     The postretirement liability recognized in the consolidated balance sheet as of February 29, 1996 includes approximately $1,000 related to existing retirees, and $200 related to active employees of the Company as of that date. Of the total expense recognized by the Company, approximately $20 relates to the benefits earned by the active employees in each of the fiscal years presented, with the balance related to the existing retirees of the Company. In connection with the disposition of the Company discussed in Note 1, Mark IV retained the obligation for retirees and beneficiaries currently receiving benefits.

     There was an increase in the unrecognized net loss during fiscal 1996 as a result of the settlement of certain litigation actions between the Company and certain retirees. The settlement resulted in the mutual agreement to prospectively reduce amounts previously required to be contributed by such retirees to the cost of their benefits. The APBO was calculated using a discount rate of 7.50% at February 29, 1996. The rate used in the prior year was 8.75%. The change in the discount rate did not have a significant effect on the expense determination for fiscal 1996. The APBO determinations assume an initial health care cost trend rate of approximately 8.0%, trending down ratably to an ultimate rate of 4.5%. A one-percentage-point increase in such trend rate would not have a significant effect on the Company's obligations or annual expense.

5.   LEGAL AND ENVIRONMENTAL MATTERS

     The Company has historically been involved in various legal and environmental matters. In the opinion of management, the ultimate cost to resolve these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     The Company's manufacturing facility in Michigan is adjacent to land which has been designated as a Superfund site by the U.S. Environmental Protection Agency ("EPA"). The Company has been identified by the EPA as the sole Potentially Responsible Person at this site. The remediation required by the EPA has been substantially completed as of February 29, 1996, and remains the financial responsibility of Mark IV. Therefore, the accompanying consolidated financial statements do not reflect any of the associated cleanup costs expended to date, or remaining to be expended as of February 29, 1996.

6.   FOREIGN OPERATIONS

     The Company's foreign operations are located in Europe and the Far East. Information concerning the Company's operations by geographic area for the period from March 1,1996 through February 10, 1997, and for fiscal 1996 is as follows:


                                                            1997             1996
                                                         ---------        ---------
Net sales to customers:
     United States ...............................       $ 111,000        $ 125,700
     Foreign .....................................          96,300          107,300
     Eliminations ................................         (30,300)         (37,500)
                                                         ---------        ---------
          Total net sales to customers ...........       $ 177,100        $ 195,500
                                                         =========        =========
Operating income:
     United States ...............................       $  12,700        $  12,800
     Foreign .....................................           3,800            7,100
     Eliminations ................................          (2,000)          (2,200)
                                                         ---------        ---------
          Total operating income .................       $  14,500        $  17,700
                                                         =========        =========

     The net sales to customers reflect the sales of the Company's operating units in each geographic area to unaffiliated customers. Export sales from the United States to unaffiliated customers were approximately $8,160 for the period from March 1, 1996 through February 10, 1997, and approximately $8,100 in fiscal 1996.

7.   RELATED PARTY TRANSACTIONS

     Through February 10,1997, Mark IV provided and coordinated treasury, tax, audit, legal, medical and risk insurance, and benefits administration services to the various operating units of the Company. Insurance, legal, audit and direct employee benefits related costs have been allocated directly to the Company. An allocation of Mark IV's costs for tax, treasury and other administrative work performed has not been made as Mark IV management did not believe such costs to be significant. All intercompany accounts with Mark IV and its affiliates other than the Company and its subsidiaries have been included as a part of net equity.

     Certain bank indebtedness existed in certain of the Company's foreign subsidiaries. The amount of such indebtedness was controlled by Mark IV and is based on Mark IV's financing plans on a consolidated country-by-country basis. As a result, the accompanying consolidated financial statements exclude all such indebtedness and related interest expense for the periods presented.

     Mark IV also provided letters of credit for the Company's operating needs.

     The Company had an informal lease arrangement with Mark IV for a facility which it uses for its cabinet assembly requirements. The Company recognized an expense for this lease of approximately $450 for the period from March 1, 1996 through February 10, 1997 and approximately $234 in Fiscal 1996.