Form 10-Q
period 1998-06-30
TELEX COMMUNICATIONS INC
filed 1998-08-14
CIK 857668

________________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998                Commission File No. 333-27341

                           TELEX COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                     38-1853300
 -------------------------------                     -------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)


            9600 ALDRICH AVENUE SOUTH, MINNEAPOLIS, MINNESOTA 55420
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      Registrant's telephone number, including area code:  (612) 884-4051



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     YES __X __  NO _____

AS OF JUNE 30, 1998 THERE WERE 110 SHARES OF TELEX COMMUNICATIONS, INC., $0.01 PAR VALUE, OUTSTANDING.


                        THIS DOCUMENT CONTAINS 19 PAGES.
_______________________________________________________________________________

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS




                           TELEX COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                           JUNE 30,              MARCH 31,
                                                                                             1998                  1998
                                                                                        -----------------------------------
                                                                                         (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                         $       2,489           $      2,224
     Accounts receivable, net                                                                 58,327                 62,085
     Inventories                                                                              78,120                 78,711
     Other current assets                                                                     10,750                 16,088
                                                                                      --------------          -------------
         Total current assets                                                                149,686                159,108


Property, plant and equipment, net                                                            49,331                 50,777
Deferred financing costs, net                                                                 10,711                 11,303
Intangible and other assets, net                                                              78,815                 79,064
                                                                                      --------------          -------------
                                                                                       $     288,543           $    300,252
                                                                                      ==============          =============


                     LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
     Revolving lines of credit                                                         $      15,036          $      15,119
     Current maturities of long-term debt                                                      8,500                  8,250
     Accounts payable                                                                         18,004                 20,165
     Accrued wages and benefits                                                               12,458                 11,739
     Accrued interest                                                                          6,000                  8,133
     Other accrued liabilities                                                                16,865                 20,786
     Income taxes payable                                                                      5,167                  5,048
                                                                                      --------------          -------------
         Total current liabilities                                                            82,030                 89,240

Long-term debt                                                                               327,750                329,875
Other long-term liabilities                                                                    7,196                  6,893
                                                                                      --------------          -------------
         Total liabilities                                                                   416,976                426,008
                                                                                      --------------          -------------
Shareholder's deficit:
     Common stock and capital in excess of par                                                 3,535                  3,156
     Cumulative translation adjustment                                                        (2,194)                (2,297)
     Accumulated deficit                                                                    (129,774)              (126,615)
                                                                                      --------------          -------------
         Total shareholder's deficit                                                        (128,433)              (125,756)
                                                                                      --------------          -------------
                                                                                       $     288,543          $     300,252
                                                                                      ==============          =============

                            See accompanying notes.

                           TELEX COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                    THREE MONTHS ENDED JUNE 30,
                                                                                1998                           1997
                                                                       -----------------------------------------------
Net sales                                                                $      78,888                   $     73,423
Cost of Sales                                                                   49,232                         46,029
                                                                        --------------                  -------------
               Gross profit                                                     29,656                         27,394
                                                                        --------------                  -------------
Operating expenses:
    Engineering                                                                  3,806                          4,107
    Selling, general and administrative                                         18,425                         25,649
    Corporate charges                                                              429                            448
    Amortization of goodwill and other intangibles                                 677                            772
                                                                        --------------                  -------------
                                                                                23,337                         30,976
                                                                        --------------                  -------------
Operating profit (loss)                                                          6,319                         (3,582)

Interest expense                                                                 9,299                          9,133
Recapitalization expense                                                             -                          6,952
Other (income) expense                                                            (163)                           (84)
                                                                        --------------                  -------------
Loss before income taxes and extraordinary loss                                 (2,817)                       (19,583)
Provision (benefit) for income taxes                                               342                         (5,933)
                                                                        --------------                  -------------
Loss before extraordinary loss                                                  (3,159)                       (13,650)
Extraordinary loss on early retirement of debt                                       -                         10,554
                                                                        --------------                  -------------
                  Net loss                                               $      (3,159)                  $    (24,204)
                                                                        ==============                  =============

                            See accompanying notes.

                           TELEX COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                                    THREE MONTHS ENDED JUNE 30,
                                                                                                       1998             1997
                                                                                              -----------------------------------
OPERATING ACTIVITIES:
   Net loss                                                                                    $      (3,159)       $  (24,204)
   Adjustments to reconcile net loss to cash flows from operations:
       Depreciation                                                                                    2,188             1,940
       Amortization of intangibles and deferred financing costs                                        1,271             1,263
       Provision for bad debts                                                                           170                75
       Gain on sale of business                                                                         (114)                -
       Write-off of deferred financing costs                                                               -             1,674
       Recapitalization costs incurred                                                                     -             6,952
       Extraordinary loss on early retirement of debt                                                      -            10,554
       Stock option compensation expense                                                                 379             8,670
       Deferred income taxes                                                                               -           (11,257)
       Change in operating assets and liabilities:
             Income taxes payable                                                                      7,391             4,401
             Receivables                                                                               3,530             4,747
             Inventories                                                                                  40            (2,909)
             Other current assets                                                                     (1,330)            1,613
             Accounts payable and accrued expenses                                                    (5,176)            2,887
             Accrued interest                                                                         (2,133)            2,609
        Change in long-term liabilities                                                                  139              (992)
                                                                                              --------------       ------------
   Net cash provided by operating activities                                                           3,196            8,023
                                                                                              --------------       ------------
INVESTING ACTIVITIES:
                Additions to property, plant and equipment                                             (1,369)          (1,373)
                Other                                                                                     (83)               -
                                                                                               --------------      ------------
                Net cash used in investing activities                                                  (1,452)          (1,373)
                                                                                               --------------      ------------
FINANCING ACTIVITIES:
                Proceeds from issuance of long-term debt                                                    -          240,000
                Borrowings (payments) under revolving lines of credit, net                              (245)            4,521
                Repayment of long-term debt and payment of fees                                        (1,875)        (115,093)
                Proceeds from equity contribution                                                           -          108,353
                Cash balance of Old Telex at date of Merger                                                 -           34,753
                Repurchase of common stock and outstanding options                                          -         (253,898)
                Payments of deferred financing costs                                                        -          (12,547)
                Recapitalization costs incurred                                                             -           (6,952)
                Proceeds from sale of business                                                            538                -
                                                                                               --------------      ------------
                Net cash used in financing activities                                                  (1,582)            (863)
                                                                                               --------------      ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                              103              260
                                                                                               --------------      ------------
CASH AND CASH EQUIVALENTS
                Net increase                                                                              265            6,047
                Beginning of period                                                                     2,224           10,266
                                                                                               --------------      ------------
                End of period                                                                   $       2,489       $   16,313
                                                                                               ==============      ============

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
                Interest                                                                        $      10,904       $    3,700
                                                                                               ==============      ============
                Income taxes (refunds), net                                                     $      (7,177)      $      154
                                                                                               ==============      ===========

                            See accompanying notes.

                           TELEX COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. Telex Communications, Inc., formerly known as EV International, Inc. ("Telex" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Telex Communications Group, Inc. ("Holdings"). As used in these consolidated financial statements, unless otherwise indicated or the context otherwise requires, references to (i) "Holdings" shall mean Telex Communications Group, Inc., a Delaware corporation and the corporate parent of the Company; (ii) "Old Telex" shall refer to the Delaware corporation formerly named Telex Communications, Inc., a wholly owned subsidiary of Holdings, and its subsidiaries with respect to periods prior to the Mergers (as defined in Item 2); (iii) the "Company" or "Telex" shall mean Telex Communications, Inc., a Delaware corporation formerly named EV International, Inc. ("EVI") and successor by merger to Old Telex, and its subsidiaries and includes, as the context may require, predecessor and successor companies; (iv) "Old EVI" shall mean EVI and its subsidiaries with respect to periods prior to the Mergers and includes any predecessor companies; and (v) "EV Holdings" shall refer to EVI Audio Holding, Inc., the direct parent company of EVI prior to the Mergers.

     As presented in this Form 10-Q, the statement of operations for the quarter ended June 30, 1997 is based on Old EVI's results of operations for the three months ended June 30, 1997 and on Old Telex's results of operations from May 6, 1997 (the date on which Old EVI and Old Telex came under common control) through June 30, 1997. Unless otherwise indicated, all references in this Form 10-Q to Fiscal 1997 are for the fiscal year for the 12 months ended February 28, 1997 and all references to Fiscal 1998 are for the fiscal year for the 12 months ended March 31, 1998. Unless otherwise indicated, all references to amounts reported for Fiscal 1997 include the reclassified predecessor basis of accounting for the period March 1, 1996 through February 10, 1997 and the reclassified new basis of accounting for the period February 11, 1997 through February 28, 1997. Such reclassified amounts conform to the Fiscal 1999 presentation. These reclassifications had no impact on the previously reported operating profit, net income, EBITDA or shareholder's equity (deficit).

     The condensed consolidated balance sheet as of June 30, 1998 and the condensed consolidated statements of operations and cash flows for the quarters ended June 30, 1998 and 1997 have been prepared by the Company without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

     In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Telex at June 30, 1998 and the results of its operations and cash flows for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the more detailed information, risk factors and financial statements, including the related notes, included in the Registration Statements on Form S-4 filed by Old Telex and Old EVI with the SEC on September 5, 1997 and July 30, 1997, respectively, and the Form 10-K for the fiscal year ended March 31, 1998 filed by Telex with the SEC on July 14, 1998 (the "Form 10-K"). Unless otherwise defined herein, capitalized terms shall have the meaning set forth in the Form 10-K.

     The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

2.   Inventories consist of the following, in thousands:

                                                June 30,               March 31,
                                                  1998                    1998
                                          --------------------    --------------------
                                              (Unaudited)
Raw materials and parts                      $        36,858       $        35,740
Work in process                                       10,168                 9,812
Finished products                                     31,094                33,159
                                            ----------------      ----------------
                                             $        78,120       $        78,711
                                            ================      ================

3. Telex's tax provision is calculated on a separate company basis, and Telex's taxable income is included in the consolidated federal income tax returns of Holdings. The Company has recorded a liability to Holdings for the tax benefit Telex received from Holdings, which is included in other long-term liabilities.

4. The Company recorded an income tax provision of $0.3 million on a pre-tax loss of $2.8 million for the quarter ended June 30, 1998. The income tax provision is comprised of an income tax benefit of $0.7 million which is offset by a deferred tax valuation allowance of $0.7 million and an income tax provision of $0.3 million attributed the income of certain foreign subsidiaries.

     The Company has a net deferred tax valuation allowance of $16.5 million at June 30, 1998, due to the uncertainty of the realization of future tax benefits. Included in this valuation allowance is $0.7 million charged to income tax provision for the quarter ended June 30, 1998. The realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

5. Many computer systems used today may be unable to interpret data correctly after December 31, 1999 because they allow only two digits to indicate the year in a date. The Company uses computer systems for various operations, including for financial reporting, billing, order processing, purchasing, inventory management and certain manufacturing operations. The Company has replaced a substantial portion of its systems in recent years with Year 2000 compliant systems. The Company believes that the replacement, upgrade and changes to the remaining non-compliant systems to address the Year 2000 issues will be completed by late 1999 at an estimated future expenditure of $1.5 million. The Company does not expect any material impact on its results of operations, liquidity or financial condition, due to incomplete or untimely resolution of Year 2000 issues. Management believes that such expenditures will not have a material impact on the level of the Company's capital expenditures in Fiscal 1999 and 2000.

6. Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net loss adjusted for foreign currency translation adjustments. Comprehensive loss was approximately $3.1 million and $24.0 million for the quarters ended June 30, 1998 and 1997, respectively.

7. During June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 14, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in Fiscal 1999 and is currently analyzing the impact that such adoption will have on the disclosures in its financial statements.

     During February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revised certain of the disclosure requirements, but does not change the measurement or recognition of those plans. SFAS No. 132 superseded SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The adoption of SFAS No. 132 will result in revised and additional disclosures, but will have no effect on the financial position, results of operations, or liquidity of the Company.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------


FORWARD LOOKING STATEMENTS

The Company may have included certain forward-looking statements in the Form 10-Q and includes this provision pursuant to the "safe harbor" provisions of the Private Securities Reform Act of 1995. Whenever, in the Form 10-Q, the Company or its management express an expectation or belief as to future results or future events, while made in good faith and with a reasonable basis based on information currently available to the Company's management, there is no assurance that the statement of expectation or belief will be achieved or accomplished. Any such forward-looking statements involve known and unknown risks and uncertainties and the Company's actual results may differ materially from those forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information contained in this document. The following factors, in addition to those discussed elsewhere in the Form 10-Q, could affect the future results of the Company, and could cause results to differ materially from those expressed in such forward-looking statements: (i) the timely development and market acceptance of new products;
(ii) the financial resources of competitors and the impact of competitive products and pricing; (iii) changes in general and industry specific economic conditions on a national, regional or international basis; (iv) changes in laws and regulations, including changes in accounting standards; (v) the timing of the implementation of changes in operations to effect cost savings; (vi) opportunities that may be presented to and pursued by the Company following the Mergers; (vii) the Company's ability to access external sources of capital; and
(viii) such risks and uncertainties as are detailed from time to time in the Company's SEC reports and filings.

GENERAL

The following discussion and analysis of the financial condition and results of operations covers periods both before and after completion of the Transactions (as defined herein). As a result of the Transactions, the Company has entered into new financing arrangements and has a different capital structure than its predecessors, Old EVI and Old Telex. The results of operations for the periods after February 10, 1997 were prepared under the new basis of accounting, which includes adjustments giving effect to the Acquisition under the purchase method of accounting. Accordingly, the results of operations for the quarter ended June 30, 1998, which are affected by such changes, are not comparable to the results of operations for prior fiscal years which do not fully reflect the impact of the Transactions. Additionally, in Fiscal 1998 the Company changed its fiscal year end to March 31 from the last day of February. This change in fiscal year end, which coincides with that of the Old Telex, did not have a material impact on the comparability of the results of operations of the quarter ended June 30, 1998 with the quarter ended June 30, 1997. As presented in this Form 10-Q, the results of operations for the quarter ended June 30, 1997 are based on Old EVI's statement of operations for the three months ended June 30, 1997 and on Old Telex's statement of operations from May 6, 1997 through June 30, 1997. Pursuant to the Recapitalization of Old Telex on May 6, 1997, the historical basis of all assets and liabilities was retained for financial reporting purposes, and the repurchases of existing Holdings Common Stock and issuance of new Holding Common Stock have been accounted for as equity transactions. The Mergers have been accounted for essentially as a pooling of interests from May 6, 1997, the date on which Old EVI and Old Telex came under common control, and the financial statements of the Company for Fiscal 1998 accordingly include the results of Old Telex from May 6, 1997.

THE TRANSACTIONS

The Acquisition. On February 10, 1997 (the "Acquisition Closing Date"), pursuant to a purchase agreement dated December 12, 1996, (as amended, the "Purchase Agreement") an acquisition subsidiary wholly owned by Greenwich Street Capital Partners, L.P. ("GSCP") and certain affiliated investors acquired from Mark IV and one of its subsidiaries all of the issued and outstanding capital stock of Gulton, the former parent of Old EVI, and each of its subsidiaries for an initial cash purchase price of $151.5 million, plus $4.9 million in estimated adjustments paid on the closing date, which aggregate amount is subject to further post-closing adjustments as described below. The acquisition subsidiary subsequently merged with and into the parent of Old EVI, and the parent then merged with and into Old EVI, with Old EVI ultimately surviving (the "Acquisition"). Prior to the Acquisition Closing Date, (i) EVI Audio LLC, a subsidiary wholly owned by GSCP and certain affiliated investors, purchased all the issued and outstanding shares of common stock and Pay-in-Kind Preferred Stock of EV Holdings for an aggregate amount of $57.6 million and (ii) EV Holdings, a Delaware corporation organized by GSCP to hold all the issued and outstanding stock of Old EVI, contributed $57.6 million to Old EVI.

Financing for the Acquisition, and the related fees and expenses, consisted of
(i) $57.6 million of equity capital provided by GSCP and certain affiliated investors, (ii) a $60.0 million senior credit facility (consisting of a term loan and a revolving credit facility), and (iii) a $75.0 million senior subordinated credit facility issued as interim financing by Chase Securities Inc. and Smith Barney Inc., the initial purchasers of the EVI Existing Notes (as defined herein), and certain other lenders. Of these amounts, $156.4 million was used for the purchase price for the Acquisition and $10.4 million was used for financing and transaction fees and expenses. Under the Purchase Agreement, the purchase price was subject to adjustment on the basis of (i) the audited working capital and audited cash flow of Old EVI as of and for the 10-month period ended December 31, 1996 and (ii) the net intercompany transfers of cash between Mark IV and its affiliates (other than Old EVI and its subsidiaries), on the one hand, and Old EVI and its subsidiaries, on the other hand, during the period between December 31, 1996 and the Acquisition Closing Date. Based on these provisions Mark IV has requested a purchase price increase of approximately $0.4 million, which amount the Company is currently disputing pursuant to the applicable provisions of the Purchase Agreement.

On March 24, 1997, Old EVI issued 11% Senior Subordinated Notes due 2007 in an aggregate principal amount of $100.0 million (the "EVI Existing Notes"), all of which were subsequently exchanged in September, 1997 for a like principal amount of new 11% Senior Subordinated Notes due 2007, Series A (together with the EVI Existing Notes, the "EVI Notes"), in an offering registered under the Securities Act of 1933, as amended (the "Securities Act"). The proceeds from the EVI Notes were used to repay the $75.0 million of indebtedness under the interim financing in its entirety and a portion of Old EVI's term loan. The forgoing transactions, including the issuance of the EVI Notes, are referred to herein as the "Acquisition Transactions." The Acquisition was accounted for using the purchase method of accounting pursuant to which the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on February 10, 1997 (i.e., the Acquisition Closing Date).

The Recapitalization. On May 6, 1997 (the "Recapitalization Closing Date"), Old Telex completed a recapitalization (the "Recapitalization") pursuant to an Agreement (the "Recapitalization Agreement") among Old Telex, Greenwich II, LLC ("G-II"), a Delaware limited liability company formed by GSCP and certain other investors, and GST Acquisition Corp. ("GST"), a Delaware corporation and a wholly owned subsidiary of G-II. In connection with the Recapitalization, all of the shares of common stock of Holdings ("Holdings Common Stock") and all options and warrants to acquire Holdings Common Stock (other than certain shares of Holdings Common Stock and certain options to acquire Holdings Common Stock owned by certain members of management of Old Telex) were converted into the right to receive an aggregate amount of cash (the "Recapitalization Consideration") equal to approximately $253.9 million. In addition, in connection with the Recapitalization Agreement, certain shares of Holdings Common Stock held by management of Old Telex (such shares, the "Rollover Shares") and certain options to acquire additional shares of Holdings Common Stock (the "Rollover Options"), with an aggregate value of approximately $21.2 million (which represented approximately 14% of the equity of Holdings on a non-diluted basis and approximately 20% on a fully diluted basis) were retained by such managers. In connection with the Recapitalization, Old Telex completed (i) a tender offer (the "Tender Offer") to repurchase all of Old Telex's then outstanding 12% Senior Notes due 2004, in aggregate principal amount of $100.0 million, for $118.3 million (including premium and consent fees along with accrued interest), and (ii) a solicitation of consents with respect to certain amendments to the indenture pursuant to which such notes were issued. The Recapitalization, the financing thereof (including the issuance by Old Telex of 10 1/2 % Senior Subordinated Notes due 2007 (the "Existing Telex Notes") to Chase Securities, Inc., Morgan Stanley & Co. Incorporated and Smith Barney, Inc.), the Tender Offer and the payment of the related fees and expenses are herein referred to as the "Recapitalization Transaction."

The Recapitalization was financed by (i) $108.4 million of new equity provided by GSCP and certain other co-investors, (ii) the Rollover Shares and Rollover Options valued at $21.2 million, (iii) a $140.0 million senior secured credit facility (the "Senior Secured Credit Facility") with The Chase Manhattan Bank, Morgan Stanley Senior Funding, Inc. and certain other lenders, consisting of (a) a $115.0 million term loan facility (the "Term Loan Facility"), and (b) a $25.0 million revolving credit facility (the "Revolving Credit Facility"), (iv) $125.0 million of Existing Telex Notes and (v) $36.5 of available cash of Old Telex.
Of the $108.4 million of new equity contributed by GSCP and certain other co-investors, $25.2 million consisted of proceeds from the issuance by GST (a predecessor of Holdings) of Deferred Pay Subordinated Debentures due 2009 (the "GST Subordinated Debentures").

Pursuant to the Recapitalization of Old Telex on May 6, 1997, the historical basis of all assets and liabilities was retained for financial reporting purposes, and the repurchases of existing Holdings Common Stock and issuance of new Holdings Common Stock have been accounted for as equity transactions.

In October 1997, Old Telex completed an exchange offer of $125.0 million aggregate principal amount of new 10 1/2 % Senior Subordinated Notes Due 2007, Series A (the "New Telex Notes"), which were registered under the Securities Act, for a like principal amount of the Existing Telex Notes (together with the New Telex Notes, the "Telex Notes"). All of the Existing Telex Notes were tendered and accepted for exchange.

The Mergers. On February 2, 1998 Old EVI merged with Old Telex, with Old EVI surviving and changing its corporate name to "Telex Communications, Inc." The Merger was effected pursuant to an agreement and plan of merger, dated January 29, 1998 under which Greenwich I LLC ("G-I"), a subsidiary wholly owned by GSCP and certain affiliated investors, exchanged all of the issued and outstanding common and preferred stock of EVI Holdings, the former parent of Old EVI, for 1,397,400 shares of Holdings Common Stock, and 13,000 shares of Holdings' Series A Pay-in-Kind Preferred Stock, respectively, and EVI Holdings was merged with and into Holdings, with Holdings continuing as the surviving corporation. The Mergers have been accounted for essentially as a pooling of interests from May 6, 1997, the date on which Old EVI and Old Telex came under common control, and the financial statements of the Company for Fiscal 1998 accordingly include the results of Old Telex from May 6, 1997. Immediately prior to the Mergers, approximately $12.7 million of indebtedness outstanding under Old EVI's senior credit facility was paid in full and Old EVI's senior credit facility was terminated. Such indebtedness, together with $0.4 million of certain fees and expenses associated with the Mergers, was repaid by utilizing free cash at closing from Old EVI of $3.8 million and by borrowings under Old Telex's Revolving Credit Facility of approximately $9.3 million. Total fees and expenses incurred as a result of the Mergers were $1.7 million, including the $0.4 million paid at closing. The EVI Notes remain outstanding following the Mergers.

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

Subsequent to the Mergers, the Company has reorganized its business into two business segments: Professional Sound and Entertainment and Multimedia/ Communications. Prior to the Mergers, essentially all of the Company's business consisted of Old EVI's three principal lines of business within the overall professional audio market: Fixed Installation, Professional Music Retail and Concert/Recording/Broadcast. These businesses now comprise a part of the Company's Professional Sound and Entertainment business segment. In addition, as a result of the Mergers, the Multimedia/Communications business segment (consisting mostly of businesses of Old Telex) accounts for a significant proportion of the Company's business.

The Company maintains assets and/or operations in a number of foreign jurisdictions, the most significant of which are Germany, the United Kingdom, Japan, Singapore, and Hong Kong. In addition, the Company conducts business in local currency in many countries, the most significant of which are Germany, the United Kingdom, Japan, Singapore, Hong Kong, Canada, Australia, Switzerland and France. Exposure to U.S. dollar/German mark and U.S. dollar/British pound exchange rate volatility is mitigated to some extent by the Company's ability to source its production needs with existing manufacturing capacity in Germany and Great Britain, and the exposure to the U.S. dollar/Japanese yen exchange rate volatility is to some extent mitigated by sourcing products denominated in yen from Japan or through contractual provisions in sales agreements with certain customers. Nevertheless, the Company has a direct and continuing exposure to both positive and negative foreign currency movements.

The Company reports the foreign exchange gains or losses on transactions as part of other (income) expense. Gains and losses on translation of foreign currency denominated balance sheets are classified as currency translation adjustments and are included as part of shareholder's deficit. The Company's predecessor financial statements (i.e., Old EVI's financial statements) excluded realized foreign currency transaction gains and losses since these were viewed as an integral part of Mark IV's consolidated risk management.

RESULTS OF OPERATIONS

General. The Mergers contributed $37.0 million to the Company's reported sales for the quarter ended June 30, 1998, approximately 30.6% of which is attributable to the Professional Sound and Entertainment business segment and approximately 69.4% of which is attributable to the Multimedia/Communications business segment. As a result of the Mergers, the Professional Sound and Entertainment business segment accounted for approximately 63.8% of the Company's reported sales for the quarter ended June 30, 1998, down from approximately 68.0% in the quarter ended June 30, 1997. The corresponding proportions for Multimedia/Communications business segment were 36.2% and 32.0%.

The following tables set forth, for the periods indicated, the Company's net sales, in thousands:

                                           Three months ended June 30,
                                             1998               1997
                                             ----               ----
Net Sales:
   Professional Sound and
     Entertainment                         $  50,314         $  49,894
   Multimedia/Communications                  28,574            23,529
                                           ---------         ---------
          Total net sales                  $  78,888         $  73,423
                                           =========         =========

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Net Sales. The Company's net sales increased $5.5 million, or 7.4%, from $73.4 million in the quarter ended June 30, 1997 to $78.9 million in the quarter ended June 30, 1998. Excluding the impact of Old Telex, net sales decreased $4.8 million, or 10.2%, from $46.7 million in the quarter ended June 30, 1997 to $41.9 million in the quarter ended June 30, 1998, primarily due to a decrease in the Company's net sales to customers outside of the U.S. as well as to the phase-out of certain product lines starting in the fourth quarter of Fiscal 1998 and to the sale in April 1998 of the Gauss high-speed, bin-loop, tape duplication business and operations. The decrease in net sales to customers outside of the U.S. was due in part to the stronger U.S. dollar, principally against the German mark, Australian dollar and Japanese yen, which reduced the foreign currency denominated translated sales, and to the weak economies in Hong Kong and in certain other Asian countries. Excluding the impact of Old Telex, the stronger U.S. dollar decreased foreign currency denominated translated sales by approximately $1.3 million in the quarter ended June 30, 1998.

Net sales in the Company's Professional Sound and Entertainment segment increased $0.4 million, or 0.8%, from $49.9 million in the quarter ended June 30, 1997 to $50.3 million in the quarter ended June 30, 1998. Excluding the impact of Old Telex, this segment's net sales decreased $3.9 million, or 9.1%, from net sales of $42.9 million in the quarter ended June 30, 1997 to $39.0 million in the quarter ended June 30, 1998. This decrease is attributed primarily to the decrease in net sales to customers outside of the U.S., as described above.

Net sales in the Company's Multimedia/Communications segment increased $5.1 million, or 21.4%, from $23.5 million in the quarter ended June 30, 1997 to $28.6 million in the quarter ended June 30, 1998. Excluding the impact of Old Telex, this segment's net sales decreased $0.9 million, or 23.5%, from $3.8 million in the quarter ended June 30, 1997 to $2.9 million in the quarter ended June 30, 1998.

Gross Profit. The Company's gross profit increased $2.3 million, or 8.3%, from $27.4 million in the quarter ended June 30, 1997 to $29.7 million in the quarter ended June 30, 1998. As a percentage of net sales, the gross margin rate improved from 37.3% in the quarter ended June 30, 1997 to 37.6% in the quarter ended June 30, 1998. Excluding the impact of Old Telex, the Company's gross profit decreased $2.2 million, or 13.3%, from $16.5 million in the quarter ended June 30, 1997 to $14.3 million in the quarter ended June 30, 1998, and its gross margin rate declined from 35.4% in the quarter ended June 30, 1997 to 34.2% in the quarter ended June 30, 1998. The decline in the gross margin rate is attributed mainly to the unfavorable movement in exchange rates and the Company's aggressive pricing strategy employed to maintain its foreign market positions. The unfavorable movement in exchange rates primarily affected the gross margin rates on sales made in Germany, Japan, and Australia due to the higher costs of goods produced in the U.S. and sold in these countries.

Engineering. The Company's engineering expenses decreased $0.3 million, or 7.3%, from $4.1 million, or 5.6% of net sales in the quarter ended June 30, 1997 to $3.8 million, or 4.8% of net sales, in the quarter ended June 30, 1998. Excluding the impact of Old Telex, engineering expenses decreased $0.7 million, or 27.9%, from $2.5 million in the quarter ended June 30, 1997 to $1.8 million in the quarter ended June 30, 1998. The decrease in expenses is attributable primarily to merger-related restructuring begun the fourth quarter of Fiscal 1998.

Selling, General and Administrative. Selling, general and administrative expenses decreased $7.2 million, or 28.2%, from $25.6 million, or 34.9% of net sales, in the quarter ended June 30, 1997 to $18.4 million, or 23.4% of net sales, in the quarter ended June 30, 1998. Excluding the impact of Old Telex, selling, general and administrative expenses decreased $1.2 million, or 10.5%, from $11.1 million in the quarter ended June 30, 1997 to $9.9 million in the quarter ended June 30, 1998. The decrease was primarily due to spending restraints and to merger-related reductions in employee levels begun in the fourth quarter of Fiscal 1998.

Selling, general and administrative expenses in the quarters ended June 30, 1998 and 1997 attributed to Old Telex were $8.5 million and $14.6 million, respectively, including $1.3 million and $9.5 million, respectively, of costs related to the Recapitalization, consisting of charges for changes in the Rollover Options, new option grants and special management bonus compensation. Compensation expense of $7.4 million related to the extension of terms on the Rollover Options was recognized in the quarter ended June 30, 1997. In addition, as part of the Recapitalization Transaction, the Company granted options to purchase shares of Holdings Common Stock at a discount from fair value to certain management employees. The total discount of $9.2 million will be recognized as compensation expense over the vesting or performance period of the options, generally three to five years. In the quarters ended June 30, 1998 and 1997, the Company recognized $0.4 million and $8.7 million, respectively, of compensation expense related to these Rollover Options and option grants.

Corporate Charges. Corporate charges of $0.4 million in the quarter ended June 30, 1998 and 1997 represent fees for consulting and management services provided by GCSP under a management and services agreement.

Other (income) expense. The Company's royalty income, together with a gain on the sale of the Gauss business, exceeded the foreign exchange loss and other expenses in the quarter ended June 30, 1998. The foreign exchange loss was primarily due to the unfavorable exchange rate movement in the German mark, Australian dollar and Japanese yen against the U.S. dollar.

In the quarter ended June 30, 1998, the Company recorded a gain of $0.1 million on $0.5 million of proceeds on the sale of the Gauss business.

Recapitalization expense. The Company recorded a $7.0 million recapitalization expense in the quarter ended June 30, 1997, attributed to Old Telex. The charge consists of fees for investment advisory, legal, audit and other professional services attributed to the Recapitalization Transaction. No such recapitalization expense was incurred by the Company during the quarter ended June 30, 1998.

Interest (income) expense. Interest expense increased from $9.1 million in the quarter ended June 30, 1997 to $9.3 million in the quarter ended June 30, 1998. Excluding the impact of Old Telex, interest expense decreased $0.3 million, from $3.1 million in the quarter ended June 30, 1997 to $2.8 million in the quarter ended June 30, 1998. The decrease was primarily due to the reduction in outstanding indebtedness.

Extraordinary Loss. In connection with the Transactions, the Company recorded a pre-tax extraordinary loss of $10.6 million on the early retirement of debt for the quarter ended June 30, 1997, consisting of bond premium, consent and tender fees, along with the write-off of deferred financing costs associated with the repurchase and early retirement of Old Telex's $100.0 million 12% Senior Notes due 2004. No such extraordinary loss was incurred by the Company during the quarter ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998 the Company had cash and cash equivalents of $2.5 million compared to $2.2 million at March 31, 1998. The Company's principal source of funds in the quarter ended June 30, 1997 consisted of cash generated from operating activities. Net cash provided by operations in the quarter ended June 30, 1998 was $3.2 million.

The Company's investing activities consist mainly of capital expenditures to maintain facilities, to acquire machines or tooling, to update certain manufacturing processes and to improve efficiency. Capital expenditures totaled $1.4 million in the quarter ended June 30, 1998 compared with $1.4 million in the quarter ended June 30, 1997. Excluding the impact of Old Telex, capital expenditures in the quarter ended June 30, 1998 were $0.2 million. The Company's ability to make capital expenditures is subject to certain restrictions under its Senior Secured Credit Facility.

The Company's consolidated indebtedness decreased $1.9 million from $353.2 million at March 31, 1998 to $351.3 million at June 30, 1998. The decrease in indebtedness was due primarily to scheduled principal reductions on the Company's Term Loan Facility.

The Company's liquidity needs arise primarily from debt service on indebtedness incurred in connection with the Transactions, working capital needs and capital expenditure requirements. The Company incurred substantial indebtedness in connection with the Acquisition Transactions and the Recapitalization Transaction. As a result, debt service represents significant liquidity requirements for the Company.

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

The Company's current credit facilities include the Senior Secured Credit Facility consisting of the Term Loan Facility of $111.3 million and the Revolving Credit Facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines, subject to certain limitations, of $4.8 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

As of June 30, 1998, $8.5 million of the Company's $111.3 million Term Loan Facility is payable in the next 12 months. In addition, the Company had $11.3 million outstanding under the Revolving Credit Facility, and $3.7 million outstanding under the foreign working capital lines. Net availability at June 30, 1998 under the Revolving Credit Facility, computed by deducting approximately $6.9 million of open letters of credit and applying applicable borrowing limitations, totaled $6.8 million. Net availability at June 30, 1998 under such foreign working lines totaled $1.1 million. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by the Company; therefore, the Company's financial condition is and will continue to be affected by changes in the prevailing interest rates. The effective interest rate under these credit facilities in the quarter ended June 30, 1998 was 8.4%.

Pursuant to the Term Loan Facility, the Company is required to make permanent principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($46.5 million outstanding at June 30, 1998), $6.0 million in the remainder of Fiscal 1999 and $8.0 million, $8.7 million, $12.0 million, and $11.8 million of which is payable in each of Fiscal 2000, 2001, 2002 and 2003 (which has a final maturity date of November 6, 2002), respectively, and (ii) the $65.0 million Tranche B Term Loan Facility ( $64.8 million outstanding at June 30, 1998), $0.4 million in the remainder of Fiscal 1999 and $0.5 million, $0.5 million, $0.5 million, $6.6 million, $28.1 million and $28.2 million of which is payable in each of Fiscal 2000, 2001, 2002, 2003, 2004 and 2005 (which has a final maturity date of November 6, 2004), respectively. In addition, under the terms of the Senior Secured Credit Facility, the Company is required to make mandatory prepayments with (i) non-ordinary asset sale proceeds, (ii)any additional indebtedness and equity proceeds (with certain exceptions) and (iii) with 75% of the excess cash flow of the Company and its subsidiaries for each fiscal year.

The Company expects to generate additional cash flows from operations as a result of Merger-related restructurings. In addition, in June 1998, the Company received a $7.2 million tax refund associated with its net operating loss tax benefit and has arranged a $4.0 million intercompany line of credit with Holdings. In addition, the Company is actively implementing plans to reduce inventory and improve the accounts receivable collection experience.

The Company believes that these additional sources of funds, together with the Company's Revolving Credit Facility and cash from operations will be adequate to meet its debt service and principle payment requirements, capital expenditure needs, working capital requirements, and the funding needed for the restructuring and other related expenditures attributed to the Mergers. However, no assurance can be given in this regard, because working capital requirements and other circumstances may change. The Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

MANAGEMENT OF FOREIGN CURRENCY RISK

From time to time the Company enters into forward exchange contracts to hedge inventory purchases denominated in Japanese yen for periods consistent with its inventory purchase commitments. These foreign exchange contracts typically have maturity dates which do not exceed one year and require the Company to exchange U.S. dollars for Japanese yen at maturity, at rates agreed to at the inception of the contracts. As of June 30, 1998, the Company had no foreign currency forward exchange contracts outstanding.

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

YEAR 2000

Many computer systems used today may be unable to interpret data correctly after December 31, 1999 because they allow only two digits to indicate the year in a date. The Company uses computer systems for various operations, including for financial reporting, billing, order processing, purchasing, inventory management and certain manufacturing operations. The Company has replaced a substantial portion of its systems in recent years with Year 2000 compliant systems. The Company believes that the replacement, upgrade and changes to the remaining non-compliant systems to address the Year 2000 issues will be completed by late 1999 at an estimated future expenditure of $1.5 million. The Company does not expect any material impact on its results of operations, liquidity or financial condition, due to incomplete or untimely resolution of Year 2000 issues. Management believes that such expenditures will not have a material impact on the level of the Company's capital expenditures in Fiscal 1999 and 2000.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 14, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in Fiscal 1999 and is currently analyzing the impact that such adoption will have on the disclosures in its financial statements.

During February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revised certain of the disclosure requirements, but does not change the measurement or recognition of those plans. SFAS No. 132 superseded SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The adoption of SFAS No. 132 will result in revised and additional disclosures, but will have no effect on the financial position, results of operations, or liquidity of the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

PART II.   OTHER INFORMATION

ITEM 5    OTHER INFORMATION

The Company has used the Telex(R) trademark pursuant to a perpetual, royalty-free license granted to the Company in 1989 by Memorex Telex Corporation ("MTC"). As of August 4, 1998, the Company acquired for $0.1 million, all of MTC's rights, title and interest throughout the world in the Telex(R) trademark and related trade names, registrations and applications ("the Telex Marks") together with the goodwill associated with the Telex Marks.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10   Purchase Agreement, dated August 4, 1998 between Telex and MTC.

     27   Financial data schedule

(b)  Reports on Form 8-K

     Company filed a report on Form 8-K/A on April 21, 1998 which Form
     8-K/A: Unaudited Pro Forma Condensed Statement of Operations for the fiscal year ended February 28, 1997 for Old EVI and March 31, 1997 for Old Telex, respectively; Unaudited Pro Forma Condensed Statement of Operations for the nine months ended November 30, 1997 for Old EVI and December 31, 1997 for Old Telex, respectively; Unaudited Pro Forma Condensed Balance Sheet as of November 30, 1997 for Old EVI and December 31, 1997 for Old Telex, respectively, and Notes to the Unaudited Pro Forma Condensed Financial Statements.

SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                    TELEX COMMUNICATIONS, INC.



Dated: August 14, 1998              By: /s/ John L. Hale
       -----------------                -----------------
                                        John L. Hale
                                        President and Chief Executive Officer



                                    TELEX COMMUNICATIONS, INC.



Dated: August 14, 1998              By: /s/ John T. Hislop
       -----------------                -----------------
                                        John T. Hislop
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Assistant Secretary

                           TELEX COMMUNICATIONS, INC.
                                   FORM 10-Q

                                 EXHIBIT INDEX


10 Purchase Agreement, dated August 4, 1998 between Telex Communications, Inc. and Memorex Telex Corporation.

27    Financial Data Schedule