Form 10-Q
period 1998-09-30
TELEX COMMUNICATIONS INC
filed 1998-11-16
CIK 857668

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

For the quarterly period ended                Commission File No. 333-27341
September 30, 1998

                           TELEX COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                                 38-1853300
        --------                                                 ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

             9600 ALDRICH AVENUE SOUTH, MINNEAPOLIS, MINNESOTA 55420
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code: (612) 884-4051

                             ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             YES   X     NO
                                                                  --        --
AS OF SEPTEMBER 30, 1998 THERE WERE 110 SHARES OF TELEX COMMUNICATIONS, INC., $0.01 PAR VALUE, OUTSTANDING.


                        THIS DOCUMENT CONTAINS 20 PAGES.

================================================================================

PART I.         FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS


                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                                SEPTEMBER 30,       MARCH 31,
                                                                                   1998              1998
                                                                            -------------------------------------
                                                                                  (UNAUDITED)
                                                          ASSETS
Current assets:
      Cash and cash equivalents                                                   $   3,284    $   2,224
      Accounts receivable, net                                                       65,665       62,085
      Inventories                                                                    69,813       78,711
      Other current assets                                                            9,188       16,088
                                                                                  ---------    ---------
          Total current assets                                                      147,950      159,108

Property, plant and equipment, net                                                   49,305       50,777
Deferred financing costs, net                                                        10,530       11,303
Intangible and other assets, net                                                     78,792       79,064
                                                                                  ---------    ---------
                                                                                  $ 286,577    $ 300,252
                                                                                  =========    =========


                                          LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
      Revolving lines of credit                                                   $   6,165    $  15,119
      Current maturities of long-term debt                                            8,500        8,250
      Accounts payable                                                               21,216       20,165
      Accrued wages and benefits                                                     13,174       11,739
      Accrued interest                                                                7,084        8,133
      Other accrued liabilities                                                      17,523       20,786
      Income taxes payable                                                            5,130        5,048
                                                                                  ---------    ---------
          Total current liabilities                                                  78,792       89,240

Long-term debt                                                                      325,625      329,875
Other long-term liabilities                                                           7,253        6,893
                                                                                  ---------    ---------
          Total liabilities                                                         411,670      426,008
                                                                                  ---------    ---------

Shareholder's deficit:
      Common stock and capital in excess of par                                       3,838        3,156
      Cumulative translation adjustment                                                (437)      (2,297)
      Accumulated deficit                                                          (128,494)    (126,615)
                                                                                  ---------    ---------
          Total shareholder's deficit                                              (125,093)    (125,756)
                                                                                  ---------    ---------
                                                                                  $ 286,577    $ 300,252
                                                                                  =========    =========


                             See accompanying notes.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                   QUARTER ENDED          SIX MONTHS ENDED
                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                         ---------------------------------------------------------
                                                             1998          1997           1998          1997
                                                        --------------------------------------------------------

Net sales                                                  $  87,392    $  89,470    $ 166,280    $ 162,893
Cost of Sales                                                 55,085       54,417      104,317      100,446
                                                           ---------    ---------    ---------    ---------
               Gross profit                                   32,307       35,053       61,963       62,447
                                                           ---------    ---------    ---------    ---------
Operating expenses:
    Engineering                                                3,750        4,607        7,556        8,714
    Selling, general and administrative                       18,333       19,031       36,758       44,680
    Corporate charges                                            429          615          858        1,063
    Amortization of goodwill and other intangibles               706          798        1,383        1,570
                                                           ---------    ---------    ---------    ---------
                                                              23,218       25,051       46,555       56,027
                                                           ---------    ---------    ---------    ---------
Operating profit (loss)                                        9,089       10,002       15,408        6,420
Interest expense                                               9,068       10,290       18,367       19,423
Recapitalization expense                                          --         (202)          --        6,750
Other (income) expense                                        (1,469)          26       (1,632)         (58)
                                                           ---------    ---------    ---------    ---------
Profit (loss) before income taxes and extraordinary loss       1,490         (112)      (1,327)     (19,695)
Provision (benefit) for income taxes                             210          936          552       (4,995)
                                                           ---------    ---------    ---------    ---------
Profit (loss) before extraordinary loss                        1,280       (1,048)      (1,879)     (14,700)
Extraordinary loss on early retirement of debt                    --           --           --       10,554
                                                           ---------    ---------    ---------    ---------
               Net profit (loss)                           $   1,280    $  (1,048)   $  (1,879)   $ (25,254)
                                                           =========    =========    =========    =========


                             See accompanying notes.

                           TELEX COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                         SIX MONTHS ENDED SEPTEMBER 30,
                                                                              1998        1997
                                                                     --------------------------------------
OPERATING ACTIVITIES:
      Net loss                                                           $  (1,879)   $ (25,254)
      Adjustments to reconcile net loss to cash flows from operations:
           Depreciation                                                      4,364        4,042
           Amortization of intangibles and deferred financing costs          2,156        2,739
           Provision for bad debts                                             170          175
           Gain on sale of business                                           (946)          --
           Write-off of deferred financing costs                                --        1,674
           Recapitalization costs incurred                                      --        6,750
           Extraordinary loss on early retirement of debt                       --       10,554
           Stock option compensation expense                                   682        9,931
           Deferred income taxes                                                --      (11,210)
           Change in operating assets and liabilities:
                Income taxes payable                                         7,475        4,218
                Receivables                                                 (3,321)       6,019
                Inventories                                                  8,940       (3,623)
                Other current assets                                          (317)       2,181
                Accounts payable and accrued expenses                         (929)       1,303
                Accrued interest                                            (1,049)       3,208
           Change in long-term liabilities                                     768         (730)
                                                                         ---------    ---------
      Net cash provided by operating activities                             16,114       11,977
                                                                         ---------    ---------

INVESTING ACTIVITIES:
      Additions to property, plant and equipment                            (3,713)      (4,123)
      Other                                                                    (44)          --
                                                                         ---------    ---------
      Net cash used in investing activities                                 (3,757)      (4,123)
                                                                         ---------    ---------

FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt                                  --      240,000
      Borrowings (payments) under revolving lines of credit, net            (9,268)       1,862
      Repayment of long-term debt and payment of fees                       (4,045)    (120,093)
      Proceeds from equity contribution                                         --      108,353
      Cash balance of Old Telex at date of Merger                               --       34,753
      Repurchase of common stock and outstanding options                        --     (253,898)
      Payments of deferred financing costs                                      --      (12,547)
      Recapitalization costs incurred                                           --       (6,750)
      Proceeds from sale of business                                         1,990           --
                                                                         ---------    ---------
      Net cash used in financing activities                                (11,323)      (8,320)
                                                                         ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                    26         (673)
                                                                         ---------    ---------

CASH AND CASH EQUIVALENTS
      Net increase (decrease)                                                1,060       (1,139)
      Beginning of period                                                    2,224       10,266
                                                                         ---------    ---------
      End of period                                                      $   3,284    $   9,127
                                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
      Interest                                                           $  18,377    $  10,994
                                                                         =========    =========
      Income taxes (refunds), net                                        $  (7,129)   $     191
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

     The Mergers have been accounted for essentially as a pooling of interests and therefore, as presented in this Form 10-Q, the financial statements for the quarter and six months ended September 30, 1997 are based on Old EVI's results of operations and cash flows for the six months ended September 30, 1997 and on Old Telex's results of operations and cash flows from May 6, 1997 (the date on which Old EVI and Old Telex came under common control) to September 30, 1997. In connection with the Mergers, the Company also changed its year end, form the last day of February to March 31, to coincide with that of Old Telex. The change in fiscal year end did not materially affect the comparability of the periods presented herein. Unless otherwise indicated, all references in this Form 10-Q to Fiscal 1998 refer to the twelve months ended March 31, 1998.

     The condensed consolidated balance sheet as of September 30, 1998 and the condensed consolidated statements of operations and cash flows for the quarters and six months ended September 30, 1998 and 1997 have been prepared by the Company without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

     In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Telex at September 30, 1998 and the results of its operations and cash flows for all periods presented.

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

     The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

2.   Inventories consist of the following, in thousands:

                                      September 30,        March 31,
                                          1998                1998
                                          ----                ----
                                      (Unaudited)
Raw materials and parts                 $31,542             $35,740
Work in process                          10,407               9,812
Finished products                        27,864              33,159
                                        -------             -------
                                        $69,813             $78,711
                                        =======             =======

3. Telex's tax provision is calculated on a separate company basis, and Telex's taxable income is included in the consolidated federal income tax return of Holdings. The Company has recorded a liability to Holdings for the tax benefit Telex received from Holdings, which is included in other long-term liabilities.

4. The Company recorded an income tax provision of $0.2 million and $0.6 million on pre-tax income of $1.5 million and pre-tax loss of $1.3 million for the quarter and six months ended September 30, 1998, respectively. The income tax provision is comprised of a U.S. Federal income tax benefit of $0.5 million which is offset by a deferred tax valuation allowance of $0.5 million and an income tax provision of $0.6 million attributed to income of certain foreign subsidiaries for the six months ended September 30, 1998.

     The Company has a net deferred tax valuation allowance of $16.3 million at September 30, 1998 due to the uncertainty of the realization of future tax benefits. Included in this valuation allowance is $0.5 million charged to income tax provision for the six months ended September 30, 1998. The realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

5. Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income (loss) adjusted for foreign currency translation adjustments. Comprehensive income
     (loss) was $3.2 million and $0.2 million for the quarter and six months ended September 30, 1998 and $(2.0) and $(26.0) million for the quarter and six months ended September 30, 1997, respectively.

6. During June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 14, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in Fiscal 1999 and is currently analyzing the impact that such adoption will have on the disclosures in its financial statements.

     During February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revised certain of the disclosure requirements but does not change the measurement or recognition of those plans. SFAS No. 132 superseded SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The adoption of SFAS No. 132 will result in revised and additional disclosures, but will have no effect on the financial position, results of operations, or liquidity of the Company.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

7.   Subsequent Event

     On October 5, 1998, the Company announced the resignation of its President, who was also the Company's Chief Executive Officer and Chairman of the Board of Directors. Under the terms of his employment contract, the Company will incur expenses of approximately $1.9 million for severance pay and benefits payable over approximately 36 months, the remaining period of the employment contract. This charge will be recorded by the Company in the third quarter of Fiscal 1999.

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

GENERAL

The following discussion and analysis of the financial condition and results of operations covers periods both before and after completion of the Transactions (as defined herein). As a result of the Transactions, the Company has entered into new financing arrangements and has a different capital structure than its predecessors, Old EVI and Old Telex. The results of operations for the periods after February 10, 1997 were prepared under the new basis of accounting, which includes adjustments giving effect to the Acquisition under the purchase method of accounting. Accordingly, the results of operations for the quarter and six months ended September 30, 1998, which are affected by such changes, are not comparable to the results of operations for prior fiscal years which do not fully reflect the impact of the Transactions. Additionally, in Fiscal 1998 the Company changed its fiscal year end to March 31 from the last day of February. This change in fiscal year end, which coincides with that of the Old Telex, did not have a material impact on the comparability of the results of operations of the quarter and six months ended September 30, 1998 with the quarter and six months ended September 30, 1997. As presented in this Form 10-Q, the results of operations for the quarter and six months ended September 30, 1997 are based on Old EVI's statement of operations for the six months ended September 30, 1997 and on Old Telex's statement of operations from May 6, 1997 through September 30, 1997. Pursuant to the Recapitalization of Old Telex on May 6, 1997, the historical basis of all assets and liabilities was retained for financial reporting purposes, and the repurchase of existing Holdings Common Stock and issuance of new Holding Common Stock have been accounted for as equity transactions. The Mergers have been accounted for essentially as a pooling of interests from May 6, 1997, the date on which Old EVI and Old Telex came under common control, and the financial statements of the Company for Fiscal 1998 accordingly include the results of Old Telex from May 6, 1997.

THE TRANsACTIONS

The Acquisition. On February 10, 1997 (the "Acquisition Closing Date"), pursuant to a purchase agreement dated December 12, 1996, (as amended, the "Purchase Agreement") an acquisition subsidiary wholly owned by Greenwich Street Capital Partners, L.P. ("GSCP") and certain affiliated investors acquired from Mark IV Industries ("Mark IV") and one of its subsidiaries all of the issued and outstanding capital stock of Gulton Industries, Inc. ("Gulton"), the former parent of Old EVI, and each of its subsidiaries for an initial cash purchase price of $151.5 million, plus $4.9 million in estimated adjustments paid on the closing date, which aggregate amount is subject to further post-closing adjustments (the "Acquisition"). Mark IV has requested a purchase price increase of $0.4 million, which amount the Company is currently disputing pursuant to the applicable provisions of the Purchase Agreement.

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

The Recapitalization. On May 6, 1997 (the "Recapitalization Closing Date"), Old Telex completed a recapitalization (the "Recapitalization") pursuant to an Agreement (the "Recapitalization Agreement") among Old Telex, Greenwich II, LLC ("G-II"), a Delaware limited liability company formed by GSCP and certain other investors, and GST Acquisition Corp. ("GST"), a Delaware corporation and a wholly owned subsidiary of G-II. In connection with the Recapitalization, all of the shares of common stock of Holdings ("Holdings Common Stock") and all options and warrants to acquire Holdings Common Stock (other than certain shares of Holdings Common Stock and certain options to acquire Holdings Common Stock owned by certain members of management of Old Telex) were converted into the right to receive an aggregate amount of cash (the "Recapitalization Consideration") equal to $253.9 million. In addition, in connection with the Recapitalization Agreement, certain shares of Holdings Common Stock held by management of Old Telex (such shares, the "Rollover Shares") and certain options to acquire additional shares of Holdings Common Stock (the "Rollover Options"), with an aggregate value of $21.2 million (which represented 14% of the equity of Holdings on a non-diluted basis and 20% on a fully diluted basis) were retained by such managers. In connection with the Recapitalization, Old Telex completed
(i) a tender offer (the "Tender Offer") to repurchase all of Old Telex's then outstanding 12% Senior Notes due 2004, in aggregate principal amount of $100.0 million, for $118.3 million (including premium and consent fees along with accrued interest), and (ii) a solicitation of consents with respect to certain amendments to the indenture pursuant to which such notes were issued. The Recapitalization, the financing thereof (including the issuance by Old Telex of 10 1/2 % Senior Subordinated Notes due 2007 (the "Existing Telex Notes") to Chase Securities, Inc., Morgan Stanley & Co. Incorporated and Smith Barney, Inc.), the Tender Offer and the payment of the related fees and expenses are herein referred to as the "Recapitalization Transaction."

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

The Mergers. On February 2, 1998 Old EVI merged with Old Telex, with Old EVI surviving and changing its corporate name to "Telex Communications, Inc." (the "Mergers"). The Merger was effected pursuant to an agreement and plan of merger, dated January 29, 1998 under which Greenwich I LLC ("G-I"), a subsidiary wholly owned by GSCP and certain affiliated investors, exchanged all of the issued and outstanding common and preferred stock of EVI Audio Holdings ("EVI Holdings"), the former parent of Old EVI, for 1,397,400 shares of Holdings Common Stock, and 13,000 shares of Holdings' Series A Pay-in-Kind Preferred Stock, respectively, and EVI Holdings was merged with and into Holdings, with Holdings continuing as the surviving corporation (the "Parent Merger" and together with the Merger, the "Mergers"). The Mergers have been accounted for essentially as a pooling of interests from May 6, 1997, the date on which Old EVI and Old Telex came under common control, and the financial statements of the Company for Fiscal 1998 accordingly include the results of Old Telex from May 6, 1997. Immediately prior to the Mergers, $12.7 million of indebtedness outstanding under Old EVI's senior credit facility was paid in full and Old EVI's senior credit facility was terminated. Such indebtedness, together with $0.4 million of certain fees and expenses associated with the Mergers, was repaid by utilizing free cash at closing from Old EVI of $3.8 million and by borrowings under Old Telex's Revolving Credit Facility of $9.3 million. Total fees and expenses incurred as a result of the Mergers were $1.7 million, including the $0.4 million paid at closing. The EVI Notes remain outstanding following the Mergers.

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

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the Company's net sales, in thousands:


                                         Quarter ended September 30,   Six months ended September 30,
                                              1998       1997              1998      1997
                                              ----       ----              ----      ----
Net Sales:
     Professional Sound and Entertainment   $ 50,829   $ 52,146          $101,143   $102,040
     Multimedia/Communications                36,563     37,324            65,137     60,853
                                            --------   --------          --------   --------
                                            $ 87,392   $ 89,470          $166,280   $162,893
                                            ========   ========          ========   ========



QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1997

Net Sales. The Company's net sales decreased $2.1 million, or 2.4%, from $89.5 million in the quarter ended September 30, 1997 to $87.4 million in the quarter ended September 30, 1998. Net sales increased $3.4 million, or 2.1% from $162.9 million for the six months ended September

30, 1997 to $166.3 million for the six months ended September 30 1998. Comparable net sales, assuming the Mergers occurred at the start of Fiscal 1998, decreased $9.4 million, or 5.4 %, from $175.7 million for the six months ended September 30, 1997 to $166.3 million for the six months ended September 30, 1998.

The decrease in net sales for the quarter and the decrease in comparable net sales for the six months ended September 30, 1998 are primarily due to a decrease in net sales to customers outside of the U.S., the phase-out of certain product lines starting in the fourth quarter of Fiscal 1998 and the sale in April 1998 of the Gauss high-speed, bin-loop, tape duplication business and operations. The decrease in net sales to the customers outside of the U.S. was due in part to the stronger U.S. dollar, principally against the Canadian dollar, German mark, Australian dollar and Japanese yen, which reduced the foreign currency denominated translated sales, and to the weak economies in Hong Kong, Japan and certain other Asian countries.

Net sales in the Company's Professional Sound and Entertainment segment decreased $1.3 million, or 2.5%, from $52.1 million in the quarter ended September 30, 1997 to $50.8 million in the quarter ended September 30, 1998. Net sales decreased $0.9 million, or 0.9% from $102.0 million for the six months ended September 30, 1997 to $101.1 million for the six months ended September 30, 1998. Comparable net sales, assuming the Mergers occurred at the start of Fiscal 1998, decreased $4.1 million, or 3.9 %, from $105.2 million for the six months ended September 30, 1997 to $101.1 million for the six months ended September 30, 1998. The decrease in net sales for the quarter and the decrease in comparable net sales for the six months ended September 30, 1998 are primarily due to the decrease in net sales to customers outside of the U.S. and the phase-out of certain product lines as described above.

Net sales in the Company's Multimedia/Communications segment decreased $0.8, or 2.0%, from $37.3 million in the quarter ended September 30, 1997 to $36.6 million in the quarter ended September 30, 1998. Net sales increased $4.3 million, or 7.0% from $60.9 million for the six months ended September 30, 1997 to $65.1 million for the six months ended September 30, 1998. Comparable net sales, assuming the Mergers occurred at the start of Fiscal 1998, decreased $5.4 million, or 7.7%, from $70.5 million for the six months ended September 30, 1997 to $65.1 million for six months ended September 30, 1998. The decrease in net sales for the quarter and the decrease in comparable net sales for the six months ended September 30, 1998 are primarily due to the decrease in net sales to customers outside of the U.S. and the sale in April 1998 of the Gauss business and operations as described above.

Gross Profit. The Company's gross profit decreased $2.7 million, or 7.8%, from $35.1 million in the quarter ended September 30, 1997 to $32.3 million in the quarter ended September 30, 1998. As a percentage of sales, the gross margin rate in the respective periods decreased from 39.2% to 37.0%. Gross profit decreased $0.5 million, or 0.8%, from $62.4 million for the six months ended September 30, 1997 to $62.0 million for the six months ended September 30 1998. As a percentage of sales, the gross margin rate in the respective periods decreased from 38.3% to 37.3%. The comparable gross profit, assuming the Mergers occurred at the start of Fiscal 1998, decreased $5.7 million, or 8.4%, from $67.6 million for the six months ended September 30, 1997 to $62.0 million for the six months ended September 30, 1998. As a percentage of sales, the comparable gross margin rate in the respective periods decreased from 38.5% to 37.3%.

The decrease in the gross margin rate for the quarter and the decrease in the comparable gross margin rate for the six months ended September 30, 1998 were attributed mainly to the unfavorable movement in the currency exchange rates, the Company's aggressive pricing strategy employed to maintain its foreign market positions and the lower pricing on certain products being phased out. The unfavorable movement in the currency exchange rates primarily affected the gross margin rates on U.S.-sourced products sold in Germany, Japan, Australia and Canada.

Engineering. The Company's engineering expenses decreased $0.9 million, or 18.6%, from $4.6 million in the quarter ended September 30, 1997 to $3.8 million in the quarter ended September 30, 1998. The engineering expenses decreased $1.2 million, or 13.3%, from $8.7 million for the six months ended September 30, 1997 to $7.6 million for the six months ended September 30, 1998. Comparable engineering expenses, assuming the Mergers occurred at the start of Fiscal 1998, decreased $1.9 million, or 20.0%, from $9.5 million for the six months ended September 30, 1997 to $7.6 million for six months ended September 30, 1998. The decrease in engineering expenses for the quarter and the decrease in comparable engineering expenses for the six months ended September 30, 1998 were attributable primarily to the benefits from the merger-related restructurings begun in the fourth quarter of Fiscal 1998.

Selling, General and Administrative. The Company's selling, general and administrative expenses decreased $0.7 million, or 3.7%, from $19.0 million in the quarter ended September 30, 1997 to $18.3 million in the quarter ended September 30, 1998. The selling, general and administrative expenses decreased $7.9 million, or 17.7%, from $44.7 million for the six months ended September 30, 1997 to $36.8 million for the six months ended September 30, 1998. Comparable selling, general and administrative expenses, assuming the Mergers occurred at the start of Fiscal 1998, decreased $10.2 million, or 21.7%, from $47.0 million for the six months ended September 30, 1997 to $36.8 million for six months ended September 30, 1998. The decrease in selling, general and administrative expenses for the quarter and the decrease in comparable expenses for the six months ended September 30, 1998 are attributable primarily to the benefits from spending restraints, reductions in employee levels begun in the fourth quarter of Fiscal 1998 and, as described below, reductions in costs related to the Recapitalization Transaction, partially offset by certain merger-related expenses.

The Company's selling, general and administrative expenses include costs associated with the Recapitalization Transaction of $0.9 million for the quarter and $2.1 million for the six months ended September 30, 1998. These expenses consist of costs associated with special management bonus compensation and new option grants to certain management employees to purchase Holdings Common Stock at a discount from fair value to be recognized as compensation expense over the vesting or performance period of the options.

The Company's selling, general and administrative expenses for the quarter and six months ended September 30, 1997 include costs related to the Recapitalization Transaction of $1.8 million and 11.4 million, respectively. These expenses consist of costs associated with and an extension of the terms of the Rollover Options, special management bonus compensation and new option grants to certain management employees to purchase Holdings Common Stock at a discount from fair value to be recognized as compensation expense over the vesting or performance period of the options.

Corporate Charges. Corporate charges of $0.4 million and $0.9 million in the quarter and six months ended September 30, 1998 and $0.6 million and $1.1 million in the quarter and six months ended September 30, 1997, respectively, represent fees for consulting and management services provided by GCSP under a management and services agreement.

Other (income) expense. The Company's royalty income, together with a gain on the sale of the Gauss business, exceeded the foreign exchange loss and other expenses in the quarter and six months ended September 30, 1998. The foreign exchange loss was primarily due to the unfavorable exchange rate movement in the Canadian dollar, German mark, Australian dollar and Japanese yen against the U.S. dollar.

The Company recorded a gain of $0.8 million and $0.9 million on $1.5 million and $2.0 million of proceeds on the sale of the Gauss business and its facility, in the quarter and six months ended September 30, 1998, respectively.

Recapitalization expense. The Company recorded income of $0.2 million and expense of $6.8 million attributable to the Recapitalization in the quarter and six months ended September 30, 1997, respectively. The charge consists of fees for investment advisory, legal, audit and other professional services attributed to the Recapitalization Transaction. No such recapitalization expense was incurred by the Company during the six months ended September 30, 1998.

Interest (income) expense. Interest expense decreased from $10.3 million and $19.4 million in the quarter and six months ended September 30, 1997, respectively, to $9.1 million and $18.4 million in the quarter and six months ended September 30, 1998, respectively. The comparable interest (income) expense, assuming the Mergers occurred at the start of Fiscal 1998, decreased $2.1 million, or 10.2%, from $20.5 million for the six months ended September 30, 1997 to $18.4 million for the six months ended September 30, 1998. The decrease was primarily due to the reduction in outstanding indebtedness.

Extraordinary Loss. In connection with the Transactions, the Company recorded a pre-tax extraordinary loss of $10.6 million on the early retirement of debt for the quarter ended June 30, 1997, consisting of bond premium, consent and tender fees, along with the write-off of deferred financing costs associated with the repurchase and early retirement of Old Telex's $100.0 million 12% Senior Notes due 2004. No such extraordinary loss was incurred by the Company during the six months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998 the Company had cash and cash equivalents of $3.3 million compared to $2.2 million at March 31, 1998. The Company's principal source of funds in the six months ended September 30, 1998 consisted of cash generated from operating activities. Net cash provided by operations for the six months ended September 30, 1998 was $16.1 million.

The Company's investing activities consist mainly of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes and improve efficiency. Capital expenditures totaled $3.8 million for the six months ended September 30, 1998 compared with $4.1 million for the six months ended September 30, 1997. On a comparable basis, assuming the Mergers occurred at the beginning of Fiscal 1998, capital expenditures for the six months ended September 30, 1997 were $4.4 million. The Company's ability to make capital expenditures is subject to certain restrictions under its Senior Secured Credit Facility.

The Company's consolidated indebtedness decreased $12.9 million from $353.2 million at March 31, 1998 to $340.3 million at September 30, 1998. The decrease in indebtedness was due primarily to scheduled principal reductions on the Company's Term Loan Facility and to a reduction in the Company's Revolving Credit Facility.

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

The Company's current credit facilities include the Senior Secured Credit Facility consisting of the Term Loan Facility of $109.1 million, the Revolving Credit Facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines, subject to certain limitations, of $5.1 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

As of September 30, 1998, $8.5 million of the Company's $109.1 million Term Loan Facility is payable in the next 12 months. In addition, the Company had $3.0 million outstanding under the Revolving Credit Facility, and $3.2 million outstanding under the foreign working capital lines. Net availability at September 30, 1998 under the Revolving Credit Facility, computed by deducting $5.4 million of open letters of credit and applying applicable borrowing limitations, totaled $16.6 million. Net availability at September 30, 1998 under foreign working lines totaled $1.9 million. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by the Company; therefore, the Company's financial condition is and will continue to be affected by changes in the prevailing interest rates. The effective interest rate under these credit facilities in the quarter and six months ended September 30, 1998 was 8.8% and 8.9%, respectively.

Pursuant to the Term Loan Facility, the Company is required to make permanent principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($44.5 million outstanding at September 30, 1998), $4.0 million in the remainder of Fiscal 1999 and $8.0 million, $8.7 million, $12.0 million, and $11.8 million of which is payable in each of Fiscal 2000, 2001, 2002 and 2003 (which has a final maturity date of November 6, 2002), respectively, and (ii) the $65.0 million Tranche B Term Loan Facility ( $64.6 million outstanding at September 30, 1998), $0.2 million in the remainder of Fiscal 1999 and $0.5 million, $0.5 million, $0.5 million, $6.6 million, $28.1 million and $28.2 million of which is payable in each of Fiscal 2000, 2001, 2002, 2003, 2004 and 2005 (which has a final maturity date of November 6, 2004), respectively. In addition, under the terms of the Senior Secured Credit Facility, the Company is required to make mandatory prepayments with (i) non-ordinary asset sale proceeds, (ii) any additional indebtedness and equity proceeds (with certain exceptions) and (iii) with 75% of the excess cash flow of the Company and its subsidiaries for each fiscal year.

The Company expects to generate additional cash flows from operations as a result of Merger-related restructuring. In addition, in June 1998, the Company received a $7.2 million tax refund associated with its net operating loss tax benefit and has arranged a $4.0 million intercompany line of credit with Holdings. In addition, the Company is actively implementing plans to reduce inventory and improve the accounts receivable collection experience.

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

MANAGEMENT OF FOREIGN CURRENCY RISK

From time to time the Company enters into forward exchange contracts to hedge inventory purchases denominated in Japanese yen for periods consistent with its inventory purchase commitments. These foreign exchange contracts typically have maturity dates which do not exceed one year and require the Company to exchange U.S. dollars for Japanese yen at maturity, at rates agreed to at the inception of the contracts. As of September 30, 1998, the Company had no foreign currency forward exchange contracts outstanding.

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

YEAR 2000

Many computer systems in use today may be unable to interpret data correctly after December 31, 1999 because they allow only two digits to indicate the year in a date. The Company uses computer systems for various operations, including for financial reporting, billing, order processing, purchasing, inventory management and certain manufacturing operations. In addition, certain non-information technology, including manufacturing systems, plant and facilities may contain embedded microprocessors that could malfunction if they are not Year 2000 compliant.

The Company has completed an internal inventory and assessment of Year 2000 compliance of its computer hardware and software and it's non-information technology and has in recent years replaced, modified or upgraded a substantial portion of its information systems in recent years with Year 2000 compliant systems. The Company believes that the replacement, upgrade and changes to the remaining non-compliant systems, and the testing of all systems will be completed by late 1999.

In addition to internal remediation activities, the Company is in the process of initiating communications with key third parties, including suppliers and customers, to determine the extent to which they, or their electronic data interchange with the Company, are vulnerable to Year 2000 issues.

The Company is in the process of developing contingency plans in the event that the Company or any of its key suppliers is not Year 2000 compliant by the required dates. The Company expects to finalize such contingency planning by late 1999.

If the systems of the Company or its key suppliers are not Year 2000 compliant in a timely fashion, the Company believes that the most likely scenario would include temporary disruptions in the Company's receipt and processing of orders and billing, and in its ability to secure raw materials for production from suppliers. The Company is in the process of assessing such risks and its ability to mitigate them through contingency planning. However, at this time the Company does not believe that such temporary disruptions would have a material affect on its financial position or results of operations.

The Company has replaced a substantial portion of its information systems in recent years with Year 2000 compliant systems. The Company believes that the replacement, upgrade and changes to the remaining non-compliant information systems to address the Year 2000 issues will cost incremental future expenditures of $1.5 million. The Company does not separately track internal costs incurred for its Year 2000 program, which costs are principally related to payroll costs for its information systems group. The costs of the Year 2000 program are being funded through operating cash flows and are expensed as incurred.

Although the Company expects its critical systems to be compliant in 1999, there can be no assurance that its Year 2000 program will be effective or that estimates about timing and cost will be accurate. Special factors that might cause such material differences include, but are not limited to, the availability and expense of adequately-trained Year 2000 information system personnel, the ability to locate and correct relevant computer source codes and embedded technology, testing results and the timeliness and effectiveness of third parties' compliance.

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

PART II. OTHER INFORMATION

ITEM 5          OTHER INFORMATION
                -----------------

     The Company has determined to change its fiscal year, effective as of December 31, 1998, from March 31 to December 31, the same as is used by GSCP. An Annual Report will be filed for the nine month period ended December 31, 1998, as a result of the change in fiscal year, on Form 10-K.

ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K
                --------------------------------
(a)  Exhibits

     27       Financial data schedule

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K October 12, 1998 which Form 8-K stated: The Board of Directors of Telex Communications, Inc. announced (i) the resignation of John L. Hale, Chairman of the Board, President and Chief Executive Officer of the Company, (ii) the appointment of Ned C. Jackson as Chief Executive Officer and (iii) Alfred C. Eckert III as Chairman of the Board of the Company.

SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.





                                              TELEX COMMUNICATIONS, INC.



Dated:   November 16, 1998                By:  /s/ Ned C. Jackson
         -----------------                     ------------------
                                          Ned C. Jackson
                                          President and Chief Executive Officer



                                              TELEX COMMUNICATIONS, INC.



Dated:   November 16, 1998                By:   /s/ John T. Hislop
          -----------------                     ------------------
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


27   Financial Data Schedule