Form 10KT405
period 1998-12-31
TELEX COMMUNICATIONS INC
filed 1999-04-01
CIK 857668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     COMMISSION FILE NO. 333-27341
APRIL 1, 1998 TO DECEMBER 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of Common Stock held by non-affiliates on February 28, 1999 was $0.

As of February 28, 1999 there were 110 shares of Telex Communications, Inc. Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                         TABLE OF CONTENTS TO FORM 10-K


                                                                            PAGE
                                                                            ----
PART I...................................................................     1
         ITEM 1.   BUSINESS..............................................     1
         ITEM 2.   PRODUCTION AND FACILITIES.............................    15
         ITEM 3.   LEGAL PROCEEDINGS.....................................    17
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS......................................    17

PART II..................................................................    18
         ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                   RELATED STOCKHOLDER MATTERS...........................    18
         ITEM 6.   SELECTED FINANCIAL DATA...............................    18
         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS...................    20
         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK...........................................    34
         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........    35
         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE...................    35

PART III.................................................................    36
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS......................    36
         ITEM 11.  EXECUTIVE COMPENSATION................................    39
         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT........................................    45
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........    47

PART IV..................................................................    48
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                   REPORTS ON FORM 8-K...................................    48

                                     PART I

ITEM 1. BUSINESS

CORPORATE HISTORY:

     Telex Communications, Inc. (together with its subsidiaries and, as the context may require, any predecessor companies, "Telex" or the "Company") is a leader in the design, manufacture and marketing of sophisticated audio, wireless and multimedia communications equipment for commercial, professional and industrial customers. The Company provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets, and does not currently participate in the competitive retail consumer electronics market. The Company offers a comprehensive range of products worldwide for professional audio systems as well as for multimedia and other communications product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, tape duplication products, talking book players, LCD projectors, wireless LAN and satellite-based mobile phone antennas, personal computer speech recognition and speech dictation systems, and hearing aids and wireless assistive listening devices. Its products are used in airports, theaters, sports arenas, concert halls, cinemas, stadiums, convention centers, television and radio broadcast studios, houses of worship and other venues where music or speech is amplified or transmitted, and by professional entertainers, television and radio on-air talent, presenters, airline pilots and the hearing impaired in order to facilitate speech or communications. The Company is a wholly owned subsidiary of Telex Communications Group, Inc. ("Holdings"), a holding company whose assets consist primarily of its investment in the Company.

     The Company was formed as a result of the February 2, 1998 merger (the "Merger") of EV International, Inc. (together with its subsidiaries and any predecessor companies in respect of periods prior to the Merger, "Old EVI") and Telex Communications, Inc. (together with its subsidiaries and any predecessor companies in respect of periods prior to the Merger, "Old Telex"), with Old EVI surviving. In connection with the Merger, Old EVI changed its corporate name to "Telex Communications, Inc.", and as such is referred to in this report as "Telex" or the "Company". Immediately prior to the Merger, Greenwich I, LLC ("G-I"), a subsidiary wholly owned by Greenwich Street Capital Partners, L.P. ("GSCP") and certain affiliated investors, exchanged all of the issued and outstanding common and preferred stock of EVI Holdings, the former parent of Old EVI, for 1,397,400 shares of common stock of Holdings, par value $0.0005 per share (the "Common Stock") and 13,000 shares of Series A Pay-in-Kind Preferred Stock, par value $0.01 per share, of Holdings, respectively, and EVI Holdings was merged with and into Holdings, with Holdings continuing as the surviving corporation (the "Parent Merger," and together with the Merger, the "Mergers"). The Mergers have been accounted for essentially as a pooling of interests from May 6, 1997, the date on which the two constituent companies came under the common control of GSCP, and the financial statements of the Company for Fiscal 1998 accordingly include the results of Old Telex from May 6, 1997.

     Old EVI was formed from the professional audio business that was formerly part of Mark IV Industries, Inc. ("Mark IV"). Prior to February 10, 1997, Mark IV conducted Old EVI's original business through various operating divisions and subsidiaries. On February 10, 1997, GSCP and certain affiliated investors acquired from Mark IV and one of its subsidiaries all of the issued and outstanding capital stock of the former parent of Old EVI, for a cash purchase price of approximately $156.4 million, which amount is subject to further post-closing adjustments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--The Acquisition." The predecessor company of Old Telex was founded in 1936 as a manufacturer and distributor of hearing aid products. In May 1989, Memorex Telex N.V. sold the assets that comprised the Company's business to Holdings and Old Telex. On May 6, 1997, Old Telex completed a recapitalization pursuant to an agreement among Old Telex, Holdings, GSCP and certain other investors. Additional information on the Old EVI acquisition and Old Telex recapitalization is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Effective December 31, 1998, the Company changed its fiscal year end from March 31 to December 31. This report contains information concerning the business, operations and financial results of the Company as of and for the nine-month period ended December 31, 1998 (the "Transition Period"). In connection with the Merger, the Company previously changed its fiscal year end, effective as of March 31, 1998, from the last day of February to March 31, the fiscal year historically utilized by Holdings. The Company filed with the Securities and Exchange Commission (the "SEC") the following reports in connection with the Merger and related changes in fiscal year end: (i) on July 14, 1998, an annual report on Form 10-K for the fiscal year ended March 31, 1998 and the one-month transition period of March, 1997; (ii) on May 29, 1998 and June 19, 1998, respectively, an annual report on Form 10-K and Form 10-K/A for the fiscal year ended February 28, 1998, covering the business, operations and financial results of the Company after giving effect to the Merger; and (iii) on May 4, 1998, a transition report on Form 10-K covering the business, operations and financial results of Old Telex on a stand-alone basis for the period from April 1, 1997 to February 2, 1998, immediately prior to the Merger, but after giving effect to certain Merger-related transactions. Such reports contain disclosures concerning the Company and its predecessors which may be helpful in better understanding the information included in this Form 10-K.

     Unless otherwise indicated, all references in this Form 10-K to Fiscal 1995 and 1996 are to the fiscal years ending on the last day of February of each year (e.g., Fiscal 1996 refers to the fiscal year ended February 28, 1996) and all references to Fiscal 1998 are for the fiscal year ending March 31, 1998. Fiscal 1997, which fiscal year ended on the last day of February, 1997, includes the one month transition period of March 1997, which resulted from the Company's 1998 change in fiscal year end from the last day of February to March. For further information concerning the Company's consolidated financial statements and certain changes in the basis of presentation, see "Selected Financial Data" and the Company's consolidated financial statements and notes thereto that are included elsewhere herein.

     The Company is a Delaware corporation, with principal executive offices currently located at 9600 Aldrich Avenue South, Bloomington, Minnesota 55420. The Company's telephone number is (612) 884-4051.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains forward-looking statements, such as statements which relate to the Company's business objectives, plans, strategies, and expectations or describe the potential markets for the Company's products, that are based on management's current opinions, beliefs, or expectations as to future results or future events. While made in good faith and with a reasonable basis based on information currently available to the Company's management, there is no assurance that such opinions or expectation beliefs will be achieved or accomplished. Various factors, including those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report, could cause actual results and events to vary significantly from those expressed in any forward-looking statement. Such types of statements are intended to be "forward-looking statements" for purposes of the Private Securities Litigation Reform Act of 1995, and should be read in conjunction with the cautionary statements set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Telex's Business."

SEGMENT INFORMATION:

OVERVIEW

     Subsequent to the Mergers, the Company reorganized what had been classified as Old Telex's four strategic business units and Old EVI's four principal lines of business into two business segments, Professional Sound and Entertainment and Multimedia/Audio Communications. A more detailed discussion concerning each of the Company's two business segments follows. The Company manages these two business segments under a matrix management structure whereby the responsibilities associated with the management, on a worldwide basis, of the Company's numerous sales territories and distribution channels, as well as its product development and product management groups, are shared by three business unit presidents. Two of these business unit presidents share the management responsibility for the Professional Sound and Entertainment Group as well as the overall responsibility for the sale of most of the Company's products outside of the United States. The other business unit president has the management responsibility for the Multimedia/Audio Communications Group as well as the sales responsibility for certain of this business segment's product lines distributed outside of the United States.

     Financial information for the Company's two business segments for the nine months ended December 31, 1998, Fiscal 1998 and the period from February 11, 1997 through March 31, 1997, is set forth in Note 13 to the Consolidated Financial Statements.

PROFESSIONAL SOUND AND ENTERTAINMENT

     Professional Sound and Entertainment combines Old EVI's three principal lines of business within the overall professional audio market (i.e., (i) Fixed Installation, or permanently installed sound systems in public venues; (ii) Professional Music Retail, or sound products used by professional musicians and sold principally through retail channels; and (iii) Concert/Recording/Broadcast, or sound products used in professional concerts, recording projects and radio and television broadcast) and the Broadcast Communications Systems and Sound Reinforcement product groups from Old Telex's Professional Sound and Entertainment Group (i.e., advanced digital matrix intercoms used by broadcasters, including all major television networks, to control production communications; intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and school sports teams; and wired and wireless microphones used in the education, sports, broadcast, music and religious markets).

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

     Professional Music Retail. Professional Music Retail products are used mainly by musicians for live performance, recording and reproduction of recording material and are generally sold directly to end users through specialized retail stores that market to musicians, bands and local entertainment venues. Professional Music Retail products appeal to performers seeking an improved level of sound system performance, reliability and quality. The Company's Professional Music Retail products generally range from $85 for a basic microphone to $1,800 for a loudspeaker system and are sold through its sales representatives and distributors through retail outlets to musicians.

     The demand for Professional Music Retail products is driven primarily by an increase in both the number of new users and the number of users upgrading to take advantage of enhanced sound technology. Most of the end users targeted in this business line are 18 to 30 years old. In addition, sales are also driven by demand for smaller and lighter weight products which are easier to use and transport.

     Concert/Recording/Broadcast. The Concert/Recording/Broadcast lines of business include sound systems for musical concerts and theater productions, sound recording and radio and television broadcast and production. The Company's sales of these products are generally made through its distributors and retailers or directly to touring companies. The Company's Concert/Recording/ Broadcast products range from $65 for a basic microphone to $110,000 for a large-scale, multi-functional mixing console. Management believes that sales in the Concert/Recording/Broadcast line of business to established, high-profile touring companies influence and stimulate purchases of products by smaller groups and lesser known professional musicians. Management estimates that the Company produces over 50% of the microphones used for electronic news gathering by major U.S. television networks and radio station personalities.

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

BRANDS AND PRODUCTS

     The Company has built a broad and diverse product line through the development of new products and the selective acquisition of product lines. The following table sets forth the Company's primary Professional Sound and Entertainment product offerings and principal brands and the business lines to which they relate. Management estimates that worldwide sales of its Telex and Electro-Voice brands accounted for approximately 60% of the Professional Sound and Entertainment segment's net sales in the nine-month period ending December 31, 1998 and that the balance of this segment's net sales are approximately evenly split among the Company's other Professional Sound and Entertainment brands.

PRINCIPAL BRAND             PRIMARY PRODUCTS                            BUSINESS LINE
---------------             ----------------                            -------------
Telex                 Wired and wireless microphones, headsets,       Fixed Installation
                      headphones, wireless assistive listening        Professional Music Retail
                      devices                                         Concert/Recording/Broadcast

RTS                   Intercoms, microphones, headsets                Concert/Recording/Broadcast
                                                                      Fixed Installation

Electro-Voice         Microphones, mixing consoles, signal            Fixed Installation
                      processors and amplifiers, loudspeaker          Professional Music Retail
                      systems, wireless microphones                   Concert/Recording/Broadcast
                                                                      Other Applications

Dynacord              Amplifiers,  mixing consoles, signal            Fixed Installation
                      processors and loudspeaker systems              Professional Music Retail

Altec Lansing         Loudspeaker systems, amplifiers,                Fixed Installation
                      signal processors and mixing consoles.

Klark-Teknik          Signal processors                               Fixed Installation
                                                                      Concert/Recording/Broadcast

Midas                 Mixing consoles                                 Concert/Recording/Broadcast

Vega                  Wireless microphones                            Fixed Installation
                                                                      Professional Music Retail
                                                                      Concert/Recording/Broadcast
                                                                      Other Applications

DDA                   Mixing consoles                                 Fixed Installation
                                                                      Concert/Recording/Broadcast

Merlin                Signal processors                               Fixed Installation
                                                                      Concert/Recording/Broadcast

     Microphones. Microphones are the most common method of converting audible sound waves into electrical signals that can be processed, modified and amplified. Microphones come in a variety of sizes and shapes, from handheld or mounted models of all sizes to very small models meant to be hidden from view. The Company also produces wireless microphones under the Telex, Electro-Voice and Vega brand names that use radio instead of cable. The technology employed in the Company's wireless microphones results in audio quality that, management believes, is indistinguishable from that of a wired microphone and is targeted to the needs of the working professional in broadcast and production, concert sound, live theater, theme parks and related applications.

     Mixing Consoles. The primary function of a mixing console is to accept input of electrical signals from a number of microphone sources, such as multiple singers and instruments in a band, and blend them together to achieve the desired balance of sound output. Other sound inputs can be fed into a mixing console as well, such as recorded music. A mixing console also serves as the center of a sound system, as it sends the electrical signals it receives back out to the other components of the system. The Company's top-end mixing consoles are marketed under the Midas brand name, which are used mainly for touring applications. The Company also sells mixing consoles under the DDA, Electro-Voice, Altec Lansing and Dynacord brands.

     Signal Processors and Amplifiers. Signal processors modify sound signals to increase or decrease volume or mix them with other sound signals. The signal processor with which most people are familiar is the bass and treble adjustment, or "tone control." In a professional signal processor, the tone control may be divided into 31 or more bands, allowing separate adjustment of each. The controls used to effect these adjustments are called "equalizers." Another familiar signal processor is called the reverberation unit, which can adjust a signal to make a sound seem as if it were performed in a large hall. Yet another function of a signal processor is to provide signal delay so that sound arrives at the same time for an entire audience whether they sit in the back or front of a venue. The Company markets signal processors under the Dynacord, Merlin, Electro-Voice, Altec Lansing and Klark-Teknik names, and was one of the first manufacturers, in 1987, to introduce a reasonably priced signal processor using digital technology.

     The level of signal output from mixing consoles or signal processors is too low to drive loudspeakers and must be increased by amplifiers. The Company produces amplifiers under the Altec Lansing, Dynacord and Electro-Voice brands, many of which contain built-in digital signal processors necessary to achieve low-frequency output that is often missing in non-digital amplifiers.

     Loudspeaker Systems. Loudspeaker systems convert the electrical signals created from audible sound waves back into sound audible to the human ear. In a large professional sound system, specialized loudspeakers called horns direct sound to parts of the audience so that the level of sound in a large venue can be equalized. The Company produces its high-end loudspeakers under the Electro-Voice, Altec Lansing and Dynacord names. Certain of these products use technologies developed by the Company, including "constant directivity" and "variable intensity," which help deliver uniform frequency and level of output across an audience, and RMD(TM) (ring mode decoupling) manifold technology, which delivers louder output.

MULTIMEDIA/AUDIO COMMUNICATIONS

     Multimedia/Audio Communications combines all of Old Telex's
Multimedia/Audio Communications, RF Communications and Hearing Instruments Groups, the Tape Duplication product group from Old Telex's Professional Sound and Entertainment Group and Old EVI's Other Applications line of business (consisting of handheld microphones and earphones for field and aircraft communications, both military and civilian, and components to original equipment manufacturers for incorporation into their products).

     Within the Multimedia/Audio Communications segment, the Company supplies computer audio microphones, headsets and headphones used to facilitate voice communications between computers and their users; LCD video and data projectors used to make multimedia presentations; and aircraft intercoms, microphones and headsets (including active noise reduction headsets) for use in high-noise environments such as the cockpits of airplanes and helicopters. Customers for computer audio microphones include a number of computer hardware and modem manufacturers, such as Compaq, Hewlett-Packard, IBM, Gateway and 3Com. In addition, the Company sells its LCD projectors to corporate and educational training specialists, while principal customers for the Company's aircraft products are the major aircraft manufacturers and airlines, including Boeing, American Airlines and Delta, as well as airport fixed base operators. Within this segment, the Company also offers a broad line of acoustic accessories and antennas for various communications needs and applications. The Company markets such products to wireless local area network providers, public safety and law enforcement groups (police, fire departments, emergency services, CIA, FBI and the Secret Service) amateur radio, citizens band radio, land mobile radio, telephony and various commercial, industrial and military markets. The Company also produces audio products for the Library of Congress' talking book program as well as a broad line of high value, technologically differentiated hearing aids and other assistive listening devices for the hearing impaired including in-the-ear, behind-the-ear and in-the-canal hearing aids, as well as FM wireless auditory trainers and personal assistive listening devices. The Company's patented Adaptive Compression(R) technology offers superior signal processing and provides the user with superior intelligibility and understanding of speech in the presence of background noise. The Company's hearing instruments business dates back to 1936, making it one of the oldest hearing aid manufacturers in the United States.

     Within the Company's Multimedia/Audio Communications segment, the Company targets nine principal product markets; (i) computer audio, (ii) tape duplication, (iii) multimedia presentation/training, (iv) aviation communications/other applications, (v) wireless LAN and satellite-based, mobile phone antennas, (vi) talking book players, (vii) wireless communications, (viii) hearing aids and (ix) wireless assistive listening devices.

     Computer Audio. The Company believes that it is the largest supplier of microphones, headphones and headsets to the computer industry. The Company currently sells to most of the major computer manufacturers, with whom it enjoys close working relationships, including Compaq, Gateway, Hewlett-Packard and IBM, as well as dozens of other component and OEM manufacturers. In addition, the Company serves the computer education market, selling a full line of headphones, headsets and group listening centers for use in the classroom with computers, VCRs, CD-ROMs and laserdisc players. The largest portion of the Company's revenues in the computer audio market are generated from the sales of computer microphones for speech recognition. Many of the Company's microphones are also sold to modem manufacturers, such as 3Com, who then package these microphones with their modems, to ensure compatibility of the application to the end-user.

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

     Aviation Communications/Other Applications. The Company supplies a broad line of aviation communications headsets, intercoms and microphones to major commercial and commuter airlines and pilots as well as to airframe manufacturers. The Company's aviation communications products are known for their design innovation, lightweight construction, technological strength and product value. The Company uses its ANR(R) (Active Noise Reduction) patented technology in several of its designs. In addition, the Company produces hand-held microphones and earphones for field and aircraft communications, both military and civilian, and sells its components to original equipment manufacturers for incorporation into their products.

     Wireless LAN and SBA Antennas. At the end of 1994, Old Telex entered the wireless local area networks ("LAN") and satellite-based, mobile phone antenna ("SBA") markets to capitalize on the Company's antenna design and communications technology expertise. The Company believes that wireless LAN and SBA technology has broad-based applications in today's business world. End users include corporations, retailers, warehouses and distribution centers. The Company's products are used by a wide variety of companies to set up more efficient and cost-effective LAN and SBA systems through wireless connections. As an example, Sears has installed the Company's wireless LAN antennas to remotely connect its cash registers to the store's main computer, which allows Sears to move the cash registers as needed to meet demand without worrying about wires.

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

     Wireless Communications. The Company also produces a broad line of wireless communications products such as headsets, microphones, antennas, and rotors for three primary markets: public safety and law enforcement groups (police, fire departments, emergency services, CIA, FBI and the Secret Service), commercial truck drivers and amateur radio operators. The Company believes that it has established a reputation within these markets for providing reliable communications, which is the key requirement of most of its users. Many of the Company's products, such as the Ear-Mike(TM) microphone/receiver system and the Road King(R) CB microphones, have high brand name recognition within their respective markets. The Company's wireless technology is driven by acoustics and antenna design capabilities developed over Old Telex's 45-year history in the military antenna business. The Company distributes wireless communications products through over 1,100 dealers.

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

INTERNATIONAL OPERATIONS

     The Company's products are marketed in over 80 countries worldwide, which reduces the Company's dependence on any single geographic market. The Company has substantial assets located outside of the United States and a substantial portion of the Company's sales and earnings are attributable to operations conducted abroad and to export sales, predominantly in Western Europe and Asia. In the nine-month period ending December 31, 1998, approximately 52% of the Company's net revenues consisted of sales made outside the United States, predominantly in Western Europe and Asia. Unlike many of its competitors, which use independent foreign distributors that generally sell a variety of competing products, the majority of the Company's foreign sales efforts are conducted through its foreign distribution subsidiaries. Although the Company's international operations have generally been profitable in the past, the Company's efforts to increase international sales may be adversely affected by, among other things, changes in foreign import restrictions and regulations, taxes, currency exchange rates, currency and monetary transfer restrictions and regulations and economic and political changes in the foreign nations to which the Company's products are exported.

     During the nine-month period ending December 31, 1998, the Company's total net sales into each of its principal geographic regions were as follows:
Europe--$71.9 million, Asia Pacific--$31.4 million, Canada--$10.9 million, and other foreign--$13.2 million. See Note 13 to the Consolidated Financial Statements.

PRODUCT DEVELOPMENT

     The Company believes that it is one of the most active developers of new products in the industry. The Company has over 121 product development projects planned or currently in progress. Of these, approximately 64 are designed to yield new technological developments, including numerous applications of digital technology, which are intended to exploit the industry-wide transition from analog to digital processing. Other engineering and development projects principally are for design maintenance or to achieve product enhancements that have been requested by customers, both of which are important activities in sustaining the Company's product lines. Because the Company produces a comprehensive range of products, management believes the Company has the capacity to integrate technologies from one product line to another product line, which ultimately leads to new products that are often less expensive, more feature rich or otherwise more desirable.

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

     As of December 31, 1998, the Company's engineering and development organization consisted of 166 employees located in six locations around the world, including 147 engineers, each of whom specializes in a certain type of product and application. In Fiscal 1997 and 1998, engineering expenses were $8.5 million and $17.3 million (including $7.9 million of expenses of Old Telex) respectively. During the nine-month period ending December 31, 1998, engineering expenses were $11.2 million.

MANUFACTURING

     The Company manufactures most of the products it sells and most of the active acoustic components that they contain in thirteen facilities located in the United States, Mexico, Germany and Great Britain. Manufacturing processes are substantially integrated and, in addition to the assembly processes more typically found among the Company's competitors, include die casting, fiberglass plastics molding, transformer and coil winding, sheet metal stamping and forming, metal machining, cabinet fabrication, painting and plating. The Company purchases certain electrical components, magnets, lumber and plastics.

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

COMPETITION

     The markets within the professional sound and entertainment and multimedia/audio communications segments are both highly competitive and fragmented and the Company faces meaningful competition in both segments and in most of its product categories and markets. Management believes that it is one of a few manufacturers that carry a comprehensive line of professional audio products and that the key factors for the Company to maintain its position in its various markets are the recognition of its various brand names, superior distribution networks, large user base and large number of products, together with its extensive experience in designing safe and reliable products, dealing with regulatory agencies and servicing and repairing its products.

     While many of the Company's current competitors are generally smaller than the Company, certain of the Company's competitors are substantially larger than the Company and have greater financial resources. The

Company believes that its major competitor in providing a full line of professional audio products is Harmon International Industries, Incorporated, one of whose three segments competes in the professional audio products market. Eastman Kodak is the major provider in the slide projector market. In the LCD projection market, In-Focus Systems, Sharp Electronics and Proxima/ASK are the current market leaders. Sony is the Company's only significant competitor in the tape duplication market.

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

     The Company owns several trademarks in the United States and various foreign countries, including Adaptive Compression(R), Altec Lansing(R), Audiocom(R), Caramate(R), ClassMate(R), Dynacord(R), Electro-Voice(R), Hy-Gain(R), Klark-Teknik(R), MagnaByte(R), Manifold Technology(R), ProStar(R), Road King(R), SoundMate(R), Telex(R), University Sound(R) and Vega(R). Prior to July, 1998, the Company's use of the Telex(R) trademark was subject to a royalty-free license granted to the Company by Memorex Telex Corporation. On July 29, 1998, the United States Bankruptcy Court for the District of Delaware authorized the sale by Memorex Telex Corporation of the Telex(R) trademark and related trade names, registrations and applications to the Company. This sale was consummated in August, 1998. A number of the Company's trademarks are identified with and important to the sale and marketing of the Company's products in both of its business segments. The Company's operations are not dependent upon any single trademark other than the Telex and Electro-Voice trademarks. See "Professional Sound and Entertainment Brands and Products."

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

SUPPLIERS

     The Company's extensive vertical integration enables it to manufacture many of the parts for its products internally. Management believes this gives the Company a competitive advantage in controlling quality and ensuring timely availability of parts. The Company also purchases raw materials, assemblies and components for its products from a variety of suppliers and also purchases products from original equipment manufacturers ("OEMs") for resale. Total purchases of such items were $75.5 million for the nine-month period ending December 31, 1998.

     The Company's five largest suppliers in the nine-month period ended December 31, 1998 accounted for 16.4% of the total supplies purchased by the Company. The Company's largest single supplier provides the Company with parts for its talking book program products as well as components and supplies for various headsets and microphone products. These supplies comprised 6.7% of the total cost of supplies purchased by the Company in the nine-month period ended December 31, 1998. This percentage is expected to decrease in 1999 as the Company begins to manufacture in its Mexico facility some of the headset products historically purchased from this supplier. The Company has purchased products from this supplier for 17 years.

     One of the Company's OEMs produces LCD projection products. The Company's purchases from this supplier constituted 4.2% of the total cost of supplies purchased by the Company for the nine-month period ended December 31, 1998.

     One of the Company's largest suppliers has been a sole source supplier for parts used in the manufacture of hearing aids for over 30 years. This supplier provides these components to over 90.0% of all hearing aid manufacturers in the United States. Although the Company believes that with adequate notice it can secure, if necessary, alternate sources for these hearing aid parts, its inability to obtain sufficient parts would have a material adverse effect on the Company's results of operations. The Company's purchases from this supplier in the nine-month period ending December 31, 1998 comprised 2.7% of the total supplies purchased by the Company. The Company believes that it could locate alternative sources of supply for these components. Doing so, however, could result in increased development costs and product shipment delays.

BACKLOG

     As is the case with other companies in the Company's businesses, backlog is not necessarily a meaningful indicator of the conditions of the business since the Company typically receives and ships orders representing a major portion of its quarterly non-contract revenues in the current quarter. As of December 31, 1998, the Company had a backlog of approximately $39.4 million compared to approximately $33.4 million as of March 31, 1998.

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

     The Company has had Phase I Environmental Site Assessment and Compliance Reviews conducted by a third-party environmental consultant at a number of its manufacturing sites and is aware of environmental conditions at such sites that require or may require remediation or continued monitoring. The Company is undertaking or is planning to undertake remediation or monitoring at these sites. In particular, the Company's site in Buchanan, Michigan has been designated a Superfund site under U.S. environmental laws and the Company has agreed it is a de minimis responsible party at a number of other currently or formerly owned or utilized sites which have been designated as Superfund sites. Mark IV has agreed to fully indemnify the Company for environmental liabilities resulting from the Buchanan, Michigan Superfund site and certain of the other sites at which the environmental consultant indicated monitoring or remediation was necessary. Specifically, Mark IV has agreed to indemnify the Company fully for environmental liabilities resulting from (i) any operations, assets or business of Mark IV not related to the business of Old EVI prior to the Acquisition Closing Date, (ii) certain Old EVI sites at which the Company is currently conducting remediation, including the Superfund site discussed above, or is expected to conduct remediation in the near term and (iii) certain sites not currently owned or related to the business of the Company but at which Old EVI presently or in the past has incurred environmental liability or for which third parties have claimed Old EVI has responsibility.

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

     Through December 31, 1998, the Company had accrued approximately $1.7 million over the life of the project for anticipated costs to be incurred for the Lincoln, Nebraska cleanup activities, of which approximately $1.4 million had been incurred. See Note 12 to the Consolidated Financial Statements of the Company included elsewhere herein.

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

EMPLOYEES

     As of December 31, 1998, the Company employed 2,845 persons worldwide, of which 2,054 were employed in the United States, 148 were employed in the United Kingdom, 295 were employed in Germany, 200 were employed in Mexico and 148 were employed in other countries. On a functional basis, approximately 2,139 were employed in manufacturing, 166 in engineering and product development, 382 in sales and marketing and 158 in administration and finance.

     As of December 31, 1998, the Company employed approximately 816 unionized employees, of whom approximately 428 were in the United States, 190 were in Germany and 198 were in Mexico. In the United States, employees at the Company's manufacturing facilities in Newport, Tennessee, Sevierville, Tennessee, and Buchanan, Michigan are covered by collective bargaining agreements that expire in June 2000, July 2000, and June 2000, respectively. There are no material grievances pending with respect to any union employees. The Company has not experienced any work stoppages in recent years and believes that its relationship with its employees has been good.

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

Burnsville, Minnesota(a)                 Owned            14 acres       Vacant land

Glencoe, Minnesota                       Owned            100,000        Manufacturing

Lincoln, Nebraska                        Owned            120,000        Manufacturing/Distribution/Product
                                                                         Development/Sales Office

Newport, TN                              Owned             49,000        Manufacturing

Oklahoma City, OK(b)                     Owned             79,000        Product Development/Distribution/Service Center

Rochester, Minnesota                     Owned             30,000        Manufacturing/Distribution

Sevierville, TN                          Owned             44,000        Manufacturing

Austin, TX                              Leased             95,000        Manufacturing/Distribution

                                                            SIZE
       LOCATION                      OWNED/LEASED       (SQUARE-FEET)           FACILITY TYPE
       --------                      ------------       -------------           -------------
Burbank, California                     Leased              2,500        Sales Office
El Monte, CA                            Leased             23,000        Manufacturing/Sales/Marketing/
                                                                         Administration/Product
                                                                         Development/Distribution/Service Center
Newport, TN                             Leased             40,000        Distribution

INTERNATIONAL:
Straubing, Germany                       Owned             95,000        Manufacturing/Sales/ Marketing/
                                                                         Administration/Product Development /
                                                                         Distribution/Service Center
Guangzhou, China                        Leased                280        Sales/Marketing
Hermosillo, Sonora, Mexico(c)           Leased             32,500        Manufacturing
Hohenwarth, Germany                     Leased              7,600        Manufacturing
Ipsach, Switzerland                     Leased              3,400        Sales/Marketing/Administration/
                                                                         Distribution/Service Center
Kidderminster, England                   Owned             35,000        Manufacturing/Sales/Marketing/
                                                                         Administration/Product
                                                                         Development/Distribution/Service Center
Kowloon, Hong Kong                      Leased             18,300        Sales/Marketing/Administration/
                                                                         Distribution/Service Center
London, England                         Leased                200        Sales Office
Nagoya, Japan                           Leased                500        Sales/Marketing
Osaka, Japan                            Leased              1,200        Sales/Marketing
Paris, France                           Leased              3,500        Sales/Marketing/Administration/
                                                                         Distribution/Service Center
Singapore                               Leased              2,300        Sales Office, Distribution and Service
Straubing, Germany                      Leased             10,700        Warehouse
Sydney, Australia                       Leased              8,000        Sales/Marketing/Administration/
                                                                         Distribution/Service Center
Tokyo, Japan                            Leased             14,800        Sales/Marketing/Administration/
                                                                         Distribution/Service Center
Toronto, Ontario, Canada                Leased              4,000        Sales Office, Distribution


(a) In February 1999, the Company announced the sale of this land, which is expected to be completed in the third quarter of 1999.

(b) In March 1999, the Company completed the sale of a 64,000 square foot portion of this property. Production and operations relating to products associated with the Altec and University brand names, which were previously carried out in this facility, have been transferred to the Company's other facilities. The Company expects to complete the sale of the remaining portion of this property early in the second quarter of 1999.

(c) Subject to five-year lease, scheduled to expire in 2001 if the Company does not exercise its renewal option.

     In August 1998, the Company sold facilities located in Sun Valley, California, following the April 1998 sale of its Gauss audio cassette duplication product line, the principal products manufactured at the site.

     In March 1999, the Company sold its 21,000 square foot facility located in Sylmar, California, which had been leased to an unrelated third party under a five year lease since July, 1994.

     The Company is committed to achieving ISO 9000 Certification at all its principal manufacturing facilities. The Sevierville, Tennessee, Kidderminster, England and Hermosillo, Sonora, Mexico facilities have been certified under ISO 9002 and the Rochester, Minnesota and the Straubing, Germany facilities have been certified under ISO 9001.

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


ITEM 3. LEGAL PROCEEDINGS

     From time to time the Company is a party to various legal actions in the normal course of business. Gulton Industries, Inc. ("Gulton"), a predecessor to the holding company that was merged into and with the Company, was sued by a company for infringement of a U.S. patent that Gulton was using to produce products unrelated to the business of the Company for a business line that was transferred out of Gulton prior to the Acquisition. The plaintiff was awarded approximately $3.0 million in damages. Mark IV, which is defending the claim on behalf of Gulton, has paid the judgement and is appealing the award of approximately $1.1 million in interest expenses. Mark IV has agreed to indemnify the Company fully for any losses or liabilities arising from this litigation. The Company believes that it is not currently a party to any litigation which, if adversely determined, would have a material adverse effect on the liquidity, results of operations or financial condition of the Company.

     For a discussion of certain environmental matters, see "--Environmental Matters."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of either the Company or Holdings during the nine months ended December 31, 1998.

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


ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data as of December 31, 1998 and for the nine-month period ended December 31, 1998, the fiscal year ended March 31, 1998, the period from February 11, 1997 through March 31, 1997, and the period from March 1, 1996 through February 10, 1997 have been derived from the Company's consolidated financial statements included elsewhere herein, which have been audited by Arthur Andersen LLP, independent public accountants, and should be read in conjunction with such consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data with respect to Fiscal 1995 and 1996 are derived from audited consolidated financial statements of the Company which are not included herein. The Mergers have been accounted for essentially as a pooling of interests from May 6, 1997, the date on which Old EVI and Old Telex came under common control, and the selected historical financial data below for Fiscal 1998 accordingly includes the results of operations of Old Telex from May 6, 1997. The results of operations and balance sheet data of Old Telex are not reflected in the data for periods prior to May 6, 1997.

                                                             PREDECESSOR BASIS OF ACCOUNTING(a)
                                                                                         PERIOD FROM
                                                       FISCAL YEAR ENDED THE LAST DAY   MARCH 1, 1996,
                                                                  OF FEBRUARY              THROUGH
                                                       ------------------------------    FEBRUARY 10,
                                                           1995             1996             1997
                                                          ------           ------       --------------
                                                                        (IN MILLIONS)

STATEMENT OF OPERATIONS DATA:
Net sales                                                 $185.3           $195.5           $177.1
Cost of sales                                              115.2            123.9            112.1
                                                          ------           ------           ------
Gross profit                                                70.1             71.6             65.0
Engineering                                                  6.6              8.5              8.0
Selling, general and administrative                         43.0             44.4             41.6
Restructuring charges                                         --               --               --
Corporate charges                                             --               --               --
Special charges (c)                                           --               --               --
Amortization of goodwill and other intangibles               1.0              1.0              0.9
                                                          ------           ------           ------
Operating profit                                            19.5             17.7             14.5
Interest expense                                              --               --               --
Recapitalization expense                                      --               --               --
Other expense                                                 --              0.4 (d)           --
                                                          ------           ------           ------
Income (loss) before income taxes and
    extraordinary item                                      19.5             18.1             14.5
Provision (benefit) for income taxes                         7.5              7.1              6.2
                                                          ------           ------           ------
Income (loss) before extraordinary item                     12.0             11.0              8.3
Extraordinary loss from early retirement of debt              --               --               --
                                                          ------           ------           ------
Net income (loss)                                         $ 12.0           $ 11.0           $  8.3
                                                          ======           ======           ======
FINANCIAL DATA:
EBITDA (e)                                                $ 24.3           $ 22.8           $ 19.6
EBITDA margin (g)                                           13.1%            11.7%            11.1%
Capital expenditures                                      $  4.6           $  3.7           $  3.3
Cash interest expense (h)                                     --               --               --
Ratio of EBITDA to cash interest expense                      --               --               --
Ratio of EBITDA minus capital expenditures to
    cash interest expense                                     --               --               --
Ratio of earnings to fixed charges (i)                        --               --               --


                                                                      NEW BASIS OF ACCOUNTING(j)

                                                           PERIOD FROM       FISCAL YEAR      NINE-MONTH
                                                           FEBRUARY 11,         ENDED        PERIOD ENDED
                                                          1997, THROUGH       MARCH 31,      DECEMBER 31,
                                                          MARCH 31, 1997       1998(b)           1998
                                                          --------------     -----------        ------
                                                                            (IN MILLIONS)

STATEMENT OF OPERATIONS DATA:
Net sales                                                     $ 28.3           $332.9           $246.3
Cost of sales                                                   18.0            205.6            157.2
                                                              ------           ------           ------
Gross profit                                                    10.3            127.3             89.1
Engineering                                                      1.3             17.3             11.2
Selling, general and administrative                              6.4             81.7             53.7
Restructuring charges                                             --              6.2               --
Corporate charges                                                0.1              2.2              1.3
Special charges (c)                                               --              2.2               --
Amortization of goodwill and other intangibles                   0.2              3.2              2.1
                                                              ------           ------           ------
Operating profit                                                 2.3             14.5             20.8
Interest expense                                                 5.0             37.9             27.3
Recapitalization expense                                          --              6.7               --
Other expense                                                    0.1              0.1             (2.7)
                                                              ------           ------           ------
Income (loss) before income taxes and
    extraordinary item                                          (2.8)           (30.2)            (3.8)
Provision (benefit) for income taxes                            (1.1)             0.1              1.2
                                                              ------           ------           ------
Income (loss) before extraordinary item                         (1.7)           (30.3)            (5.1)
Extraordinary loss from early retirement of debt                  --             20.6               --
                                                              ------           ------           ------
Net income (loss)                                             $ (1.7)          $(50.9)          $ (5.1)
                                                              ======           ======           ======
FINANCIAL DATA:
EBITDA (e)                                                    $  3.3           $ 26.2(f)        $ 32.4(k)
EBITDA margin (g)                                               11.0%             7.9%            13.2%
Capital expenditures                                          $  0.4           $  8.5           $  5.2
Cash interest expense (h)                                         --             36.7             26.0
Ratio of EBITDA to cash interest expense                          --              0.7              1.2
Ratio of EBITDA minus capital expenditures to
    cash interest expense                                         --              0.5              1.0
Ratio of earnings to fixed charges (i)                            --              0.2               .9

                                                         AS OF
                                                      DECEMBER 31,
                                                          1998
                                                      ------------
BALANCE SHEET DATA:
Working capital.................................        $ 63.6
Total assets....................................         273.3
Total debt......................................         337.7
Shareholder's deficit...........................        (130.1)

NOTES TO SELECTED HISTORICAL FINANCIAL DATA

(a) Certain previously reported amounts have been reclassified to conform to Fiscal 1998 presentation. These reclassifications had no impact on the previously reported operating profit, net income, EBITDA or shareholder's equity. Variable selling costs, such as freight and commissions paid to sales representatives, previously included in cost of sales, are now included in expenses.

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

(k) The nine-month period ended December 31, 1998 EBITDA includes Mergers-related charges, severance charges for the former CEO and gain on the sale of the Gauss business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this report, contains forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives and expectations, that are based on management's current opinions, beliefs, or expectations as to future results or future events and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements involve known and unknown risks and uncertainties and the Company's actual results may differ materially from those forward-looking statements. While made in good faith and with a reasonable basis based on information currently available to the Company's management, there is no assurance that such opinions or expectations will be achieved or accomplished. The Company does not undertake to update, revise or correct any of the forward-looking information contained in this document. The following factors, in addition to those discussed elsewhere in this report, are representative of those factors that could affect the future results of the Company, and could cause results to differ materially from those expressed in such forward-looking statements: (i) the timely development and market acceptance of new products; (ii) the financial resources of competitors and the impact of competitive products and pricing; (iii) changes in general and industry specific economic conditions on a national, regional or international basis; (iv) changes in laws and regulations, including changes in accounting standards; (v) the timing of the implementation of changes in operations to effect cost savings; (vi) opportunities that may be presented to and pursued by the Company following the Mergers; (vii) the Company's ability to access external sources of capital; and (viii) such risks and uncertainties as are detailed from time to time in the Company's Commission reports and filings.

     The following discussion and analysis of the financial condition and results of operations covers periods both before and after completion of the Transactions (as defined herein). As a result of the Transactions, the Company has entered into new financing arrangements and has a different capital structure than its predecessors, Old EVI and Old Telex. Accordingly, the results of operations for the nine months ended December 31, 1998 and Fiscal 1998, which are affected by such changes, are not comparable to the results of operations for prior fiscal years which do not fully reflect the impact of the Transactions.

     The Company's consolidated financial statements for periods prior to May 6, 1997, the date on which Old EVI and Old Telex came under common control, reflect the financial position, results of operations and cash flows of Old EVI. The Mergers have been accounted for essentially as a pooling of interests from May 6, 1997, and the financial statements of the Company for subsequent periods accordingly include the results of Old Telex. In connection with the Mergers, the Company previously changed its fiscal year end, effective as of March 31, 1998, from the last day of February to March 31, the year historically used by Holdings. The results of operations for the resulting one month transition period of March 1997 are included in the Company's financial statements for Fiscal 1997. This change in fiscal year end did not have a material impact on the comparability of the results of operations of Fiscal 1998 with Fiscal 1997. In addition, the Company's consolidated financial statements for periods after February 10, 1997 were prepared under a new basis of accounting, which includes adjustments giving effect to the Acquisition (as defined below) under the purchase method of accounting. The Company's financial statements for periods prior to February 10, 1997, reflect the financial position, results of operations and cash flows of the operations transferred to Old EVI from Mark IV in the Acquisition and were prepared under the predecessor's basis of accounting.

     Effective December 31, 1998, the Company changed its fiscal year end from March 31 to December 31. This report contains information concerning the business, operations and financial results of the Company as of and for the nine-month period ended December 31, 1998. See "--Change in Fiscal Year". In connection with the Merger, the Company previously changed its fiscal year end, effective as of March 31, 1998, from the last day of February to March 31, the fiscal year historically utilized by Holdings. Unless otherwise indicated, all references in this Form 10-K to Fiscal 1995 and 1996 are to the fiscal years ending on the last day of February of each year (e.g., Fiscal 1996 refers to the fiscal year ended February 28, 1996) and all references to Fiscal 1998 are for the fiscal year ending March 31, 1998. Fiscal 1997, which fiscal year ended on the last day of February, 1997, includes the one month transition period of March 1997, which resulted from the Company's 1998 change in fiscal year end from the last day of February to March. For further information concerning the Company's consolidated financial statements and certain changes in the basis of presentation, see "Selected Financial Data" and the Company's consolidated financial statements and notes thereto that are included elsewhere herein. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere herein.

THE TRANSACTIONS

     The Acquisition. On February 10, 1997 (the "Acquisition Closing Date"), a subsidiary wholly owned by GSCP and certain affiliated investors acquired from Mark IV and one of its subsidiaries all of the issued and outstanding capital stock of the former parent of Old EVI and each of its subsidiaries (the "Acquisition") for an initial cash purchase price of $151.5 million, plus $4.9 million in estimated adjustments paid on the closing date, which aggregate amount was subject to further post-closing adjustments based on (i) the audited working capital and audited cash flow of Old EVI as of and for the 10-month period ended December 31, 1996 and (ii) the net intercompany transfers of cash between Mark IV and its affiliates (other than Old EVI and its subsidiaries), on the one hand, and Old EVI and its subsidiaries, on the other hand, during the period between December 31, 1996 and the Acquisition Closing Date. Based on these provisions Mark IV has requested a purchase price increase of approximately $138,000, which amount the Company is currently disputing pursuant to the applicable provisions of the purchase agreement.

     Financing for the Acquisition, and the related fees and expenses, consisted of (i) $57.6 million of equity capital provided by GSCP and certain affiliated investors, (ii) a $60.0 million senior credit facility (consisting of a term loan and a revolving credit facility), and (iii) a $75.0 million senior subordinated credit facility issued as interim financing by the initial purchasers of the EVI Existing Notes (as defined herein), and certain other lenders. Of these amounts, $156.4 million was used for the purchase price for the Acquisition and $10.4 million was used for financing and transaction fees and expenses.

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

     The Recapitalization was financed by (i) $108.4 million of new equity provided by GSCP and certain other co-investors, (ii) the Rollover Shares and Rollover Options valued at $21.2 million, (iii) a $140.0 million senior secured credit facility (as amended, the "Senior Secured Credit Facility") with The Chase Manhattan Bank, Morgan Stanley Senior Funding, Inc. and certain other lenders, consisting of (a) a $115.0 million term loan facility (the "Term Loan Facility"), and (b) a $25.0 million revolving credit facility (the "Revolving Credit Facility"), (iv) $125.0 million of Existing Telex Notes and (v) $36.5 million of available cash of Old Telex. Of the $108.4 million of new equity contributed by GSCP and certain other co-investors, $25.2 million consisted of proceeds from the issuance by GST (a predecessor of Holdings) of Deferred Pay Subordinated Debentures due 2009 (the "GST Subordinated Debentures").

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

OVERVIEW

     The Company, formed as a result of the February 2, 1998 merger of Old Telex and Old EVI (see "The Mergers"), is a leader in the design, manufacture and marketing of sophisticated audio, wireless and multimedia communications equipment to commercial, professional and industrial customers. The Company provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets, and does not participate in the competitive retail consumer electronics market. The Company offers a comprehensive range of products worldwide for professional audio systems as well as for multimedia and other communications product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, tape duplication products, talking book players, LCD projectors, wireless LAN and SBA antennas, hearing aids and wireless assistive listening devices.

     Subsequent to the Mergers, the Company has reorganized its business into two business segments: Professional Sound and Entertainment and Multimedia/Audio Communications. Prior to the Mergers, essentially all of the Company's business consisted of Old EVI's three principal lines of business within the overall professional audio market: Fixed Installation, Professional Music Retail and Concert/Recording/Broadcast. These businesses now comprise a part of the Company's Professional Sound and Entertainment business segment. In addition, as a result of the Mergers, the Multimedia/Audio Communications business segment (consisting mostly of businesses of Old Telex) accounts for a greater proportion of the Company's business.

     The Mergers contributed $154.3 million to Fiscal 1998 reported sales, approximately 28% of which is attributable to the Professional Sound and Entertainment business segment and approximately 72% of which is attributable to the Multimedia/Audio Communications business segment.

     Over 50% of the Company's sales are made internationally, in over 80 countries. The Company conducts its foreign sales through its foreign subsidiaries in Germany, Japan, Hong Kong, the United Kingdom, Canada, Australia, Switzerland, Singapore and France, and exports products from its manufacturing locations in the U.S., Germany, the United Kingdom and Mexico for sales through its independent distributors and dealers in other countries.

     Overall, the Company's business is not subject to significant seasonal fluctuations. Management does not believe that inflation has had a material impact on its financial position or results of operations during the periods covered by the Consolidated Financial Statements included herein. The Company has generally been able to effect price increases equal to the inflationary increase in costs.

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

CHANGE IN FISCAL YEAR

     Effective December 31, 1998, the Company changed its fiscal year end from March 31 to December 31. Due to this change, the Company is reporting audited consolidated financial results for a short fiscal period beginning April 1, 1998 and ending on December 31, 1998. The management discussion and analysis that follows compares the results for the nine-month period ended December 31, 1998 to the audited results for the twelve month fiscal year ended March 31, 1998 and the unaudited results of the nine-month period beginning July 1, 1997 and ending on March 31, 1998, which are not materially affected by seasonal fluctuations. The results of Old Telex are included for the entire nine months in the Company's consolidated results for the nine months ended March 31, 1998, while for the nine months ended December 31, 1997, the results of Old Telex are included from May 6, 1997, the date on which Old EVI and Old Telex came under common control. Therefore, the Company believes that for purposes of management's discussion and analysis, a comparison of the financial results for the nine-month period ended December 31, 1998 with the results for the nine months ended March 31, 1998 is more meaningful than a comparison with the results for the nine months ended December 31, 1997, a similar prior year calendar period.

RESULTS OF OPERATIONS

NINE-MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS AND FISCAL YEAR ENDED MARCH 31, 1998.

     Net Sales. The Company's net sales decreased $86.7 million from $333.0 million for the twelve-month year ended March 31, 1998 to $246.3 million for the nine-month period ended December 31, 1998. However, the Company's net sales decreased $13.2 million, or 5.1%, from $259.5 million for the nine months ended March 31, 1998 to $246.3 million for the nine-month period ended December 31, 1998. The decrease in net sales is attributed primarily to the weakness in North America and in the Asia/Pacific regions. The decrease in sales in North America is attributed to declining sales of certain phased-out products, a delay in the introduction of certain replacement products and slower-than-anticipated sales of such products, and loss of revenue due to the sale of the Gauss business. The decrease in sales in the Asia/Pacific region is attributed primarily to the weak economies in Japan, Korea, and certain other countries in that region.

     Net Sales in the Company's Professional Sound and Entertainment segment decreased $4.1 million, or 2.6%, from $156.9 million for the nine months ended March 31, 1998 to $152.8 million for the nine-month period ended December 1998. This decrease is attributed primarily to the declining sales of certain phased-out products and to the weak economies in the Asia/Pacific region.

     Net Sales in the Company's Multimedia/Audio Communications segment decreased $9.1 million, or 8.9%, from $102.6 million for the nine months ended March 31, 1998 to $93.5 million for the nine-month period ended December 1998. This decrease is attributed primarily to declining sales of certain phased-out products, a delay in the introduction of certain new products and slower-than-anticipated sales of such products, and lower average prices for certain computer audio products.

     Gross Profit. The Company's gross profit decreased $38.2 million from $127.3 million for the twelve-month year ended March 31, 1998 to $89.1 million for the nine-month period ended December 31, 1998. However, the Company's gross profit decreased $10.8 million, or 10.8%, from $99.9 million for the nine months ended March 31, 1998 to $89.1 million for the nine-month period ended December 1998. As a percentage of sales, the gross margin rate decreased from 38.5% for the nine months ended March 31, 1998 to 36.2% for the nine-month period ended December 1998. The decline in gross margin rate is attributed mainly to the unfavorable movement in exchange rates on sales of U.S.-manufactured products in certain foreign countries, lower average selling prices on certain products that are being phased out and a delay in the introduction of certain new products and slower-than-anticipated sales of such products.

     Engineering. The Company's engineering expenses decreased $6.1 million from $17.3 million for the twelve-month year ended March 31, 1998 to $11.2 million for the nine-month period ended December 31, 1998. However, the Company's engineering expenses decreased $2.0 million, or 15.2%, from $13.2 million for the nine months ended March 31, 1998 to $11.2 million for the nine-month period ended December 1998. The decrease is attributed primarily to the benefits of certain Mergers-related restructurings implemented late in Fiscal 1998.

     Selling, General and Administrative. The Company's selling, general and administrative expenses decreased $28.0 million from $81.7 million for the twelve-month year ended March 31, 1998 to $53.7 million for the nine-month period ended December 31, 1998. However, selling, general and administrative expenses decreased $2.3 million, or 4.1%, from $56.0 million for the nine months ended March 31, 1998 to $53.7 million for the nine-month period ended December 1998. Included in selling, general and administrative expenses for the nine-month period ended December 1998 are net credits of $0.6 million due primarily to the reversal of previously accrued Recapitalization Transaction expenses related to certain employees no longer with the Company, a $1.7 million charge for severance pay related to the former CEO and an estimated $1.0 million of charges for legal and audit fees related to the Merger. Included in selling, general and administrative expenses for the nine months ended March 31, 1998 is a charge of $3.6 million for management options and bonuses related to the Recapitalization Transaction.

     Corporate Charges: Corporate charges of $1.3 million for the nine-month period ended December 31, 1998 represent fees to GSCP for consulting and management services provided under a management and services agreement. These charges were $2.2 million and $1.8 million, respectively, for the twelve-month year ended March 31, 1998 and for the nine months ended March 31, 1998.

     Other (income) expense: The significant components of other (income) expense for the nine-month period ended December 31, 1998 were royalty income of $1.0 million, gain on foreign exchange of $0.1 million, and gain on sale of the Gauss business of $0.9 million.

     Interest (income) expense: Interest expense decreased $10.6 million from $37.9 million for the twelve-month year ended March 31, 1998 to $27.3 million for the nine-month period ended December 31, 1998. However, interest expense decreased from $29.0 million for the nine months ended March 31, 1998 to $27.3 million for the nine-month period ended December 31, 1998 as a result of a decrease in outstanding debt and because the former period contained certain Mergers-related bank charges.

     Income Taxes: The Company's income tax benefit, excluding the income tax provision related to the net deferred tax asset valuation allowance, was 34.8% of the pretax loss for the nine-month period ended December 31, 1998 compared with 30.8% for the twelve-month year ended March 31, 1998. The increase in effective tax rate is principally due to the nondeductibility, for the twelve-month year ended March 31, 1998, of certain costs related to the Recapitalization Transaction and the Mergers which reduced the effective tax loss rate, and due to a reduction, for the nine-month period ended December 31, 1998, in dividends from foreign subsidiaries which increased the effective tax loss rate.

     The Company has established a net deferred tax valuation allowance of $18.3 million due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED FEBRUARY 28,
1997

     Net Sales. The Company's net sales increased $141.0 million, or 73.4%, from $192.0 million in Fiscal 1997 to $333.0 million in Fiscal 1998. Of this amount, Old Telex contributed $154.3 million. Excluding the impact of Old Telex, net sales decreased $13.4 million, or 7.0%, from $192.0 million in Fiscal 1997 to $178.6 million in Fiscal 1998, primarily due to a decrease in the Company's net sales to customers outside of the U.S. Excluding the impact of Old Telex, net sales to customers in the U.S. remained unchanged at $79.6 million. Excluding the impact of Old Telex, net sales to customers outside of the United States decreased $13.4 million, or 11.9%, from $112.5 million in Fiscal 1997 to $99.1 million in Fiscal 1998. The decrease in net sales to customers outside of the U.S. was due in part to the stronger U.S. dollar, principally against the German mark and Japanese yen, which reduced the foreign currency denominated translated sales, and to the weak economies in Japan and in certain other Asian countries. Excluding the impact of Old Telex, the stronger U.S. dollar reduced foreign currency denominated translated sales by approximately $8.2 million in Fiscal 1998.

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

     Net sales in the Company's Multimedia/Audio Communications segment increased $111.2 million, or 788.7%, from $14.1 million in Fiscal 1997 to $125.3 million in Fiscal 1998. Excluding the impact of Old Telex, this segment's net sales decreased $0.5 million, or 4.1%, from $14.1 million in Fiscal 1997 to $13.6 million in Fiscal 1998.

     Gross Profit. The Company's gross profit increased $56.4 million, or 79.5%, from $70.9 million in Fiscal 1997 to $127.3 million in Fiscal 1998. As a percentage of sales, the gross margin rate improved from 36.9% in Fiscal 1997 to 38.2% in Fiscal 1998. Excluding the impact of Old Telex, the Company's gross profit decreased $8.6 million, or 12.2%, and its gross margin rate declined from 36.9% in Fiscal 1997 to 34.8% in Fiscal 1998. The decline in the gross margin rate is attributed mainly to the unfavorable movement in exchange rates, the Company's aggressive pricing strategy employed to maintain its foreign market positions, and a delay in the introduction of certain new products. The unfavorable movement in exchange rates primarily affected the gross margin rates on sales made in Japan and Germany due to the higher costs of goods that were produced in the U.S. and the U.K.

     Engineering. The Company's engineering expenses increased $8.8 million, or 103.5%, from $8.5 million, or 4.4% of net sales in Fiscal 1997 to $17.3 million, or 5.2% of net sales, in Fiscal 1998. Excluding the impact of Old Telex, engineering expenses increased $0.9 million, or 10.6%, from $8.5 million in Fiscal

1997 to $9.4 million in Fiscal 1998. The increase in expenses is attributable primarily to the increase in outside development costs incurred to accelerate new product development.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998 the Company had cash and cash equivalents of $3.4 million compared to $2.2 million at March 31, 1998. The Company's principal source of funds for the nine-month period ended December 31, 1998 consisted of cash generated from operating activities, inclusive of $18.0 million from reduction in net operating assets, and $2.0 million from the sale of the Gauss business and its related facility in Sun Valley, California. The Company's principal uses of funds for the nine-month period ended December 31, 1998 consisted of $15.5 million for retirement of debt and $5.2 million for capital expenditures.

     The Company's investing activities consist mainly of capital expenditures to maintain facilities, to acquire machines or tooling, to update certain manufacturing processes and to improve efficiency. Capital expenditures totaled $5.2 million for the nine-month period ended December 31, 1998 compared with $8.1 million for the twelve-month year ended March 31, 1998. For the nine months ended March 31, 1998 capital expenditures were $6.8 million. The Company's ability to make capital expenditures is subject to certain restrictions under its Senior Secured Credit Facility.

     The Company's consolidated indebtedness decreased $15.5 million ($6.1 of which was mandated by the terms of the Senior Secured Facility) from $353.2 million at March 31, 1998 to $337.7 million at December 31, 1998.

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

     The Company's current credit facilities include the Senior Secured Credit Facility consisting of the Term Loan Facility of $115.0 million and the Revolving Credit Facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines, subject to certain limitations, of $6.5 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

     As of December 31, 1998, $8.5 million of the Company's $107.0 million remaining under the Term Loan Facility is payable in the next 12 months. In addition, the Company had $1.3 million outstanding under the Revolving Credit Facility, and $4.4 million outstanding under the foreign working capital lines. Net availability at December 31, 1998 under the Revolving Credit Facility, computed by deducting approximately $6.2 million of open letters of credit and applying applicable borrowing base limitations, totaled $17.5 million. Net availability at December 31, 1998 under such foreign working capital lines totaled $2.1 million. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by the Company; therefore, the Company's financial condition is and will continue to be affected by changes in the prevailing interest rates. The Company is in compliance with all covenants related to the indentures governing the EVI Notes and the Telex Notes and the revised covenants of the Senior Secured Credit Facility, as recently amended. The effective interest rate under these credit facilities in the nine-month period ended December 31, 1998 was 8.6%.

     In addition, pursuant to the Term Loan Facility, the Company is required to make scheduled permanent principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($42.5 million outstanding at December 31, 1998), $8.0 million, $8.5 million, $11.0 million, and $15.0 million of which is payable in each of 1999, 2000, 2001, and 2002 (which has a final maturity date of November 6, 2002), respectively, and (ii) the $65.0 million Tranche B Term Loan Facility ($64.5 million outstanding at December 31, 1998), $0.5 million, $0.5 million, $0.5 million, $0.5 million, $25.0 million, and $37.5 million of which is payable in each of 1999, 2000, 2001, 2002, 2003, and 2004 (which has a final maturity date of November 6, 2004), respectively. In addition, under the terms of the Senior Secured Credit Facility, the Company generally is required to make mandatory prepayments with (i) non-ordinary asset sale proceeds, (ii) any additional indebtedness and equity proceeds (with certain exceptions) and (iii) with 75% of the excess cash flow of the Company and its subsidiaries for each fiscal year commencing on April 1, 1997, and each fiscal year thereafter. In March 1999 the Company will make a payment of $4.2 million under the excess cash flow requirements of the Senior Secured Credit Facility. Of this amount, $1.6 million will be applied to the scheduled $8.0 million 1999 Tranche A Term Loan Facility principal payment, $0.3 million will be applied to the scheduled $0.5 million 1999 Tranche B Term Loan Facility principal payment, and the remaining $2.3 million will be applied on a pro rata basis to the future scheduled principal payments of the Tranche B Term Loan Facility. The Company will finance such $4.2 million payment by drawing on the Revolving Credit Facility.

     The Company expects to generate cash flow from operations. In addition, the Company has arranged a $4.0 million intercompany line of credit with Holdings and expects to receive approximately $1.9 million in proceeds in March 1999 from the sale of certain vacant facilities (See Note 18 to the Consolidated Financial Statements). In addition, the Company is actively implementing plans to reduce inventory and improve the accounts receivable collection experience.

     The Company believes that these additional sources of funds, together with the Company's Revolving Credit Facility and cash from operations will be adequate to meet its debt service and principal payment requirements, capital expenditure needs, and working capital requirements. However, no assurance can be given in this regard, because working capital requirements and other circumstances may change. The Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

YEAR 2000

     Some companies' computer systems used today may be unable to interpret or process data correctly after December 31, 1999 because they allow only two digits to indicate the year in a date. The Company uses computer systems for various operations, including for financial reporting, billing, order processing, purchasing, inventory management and certain manufacturing operations. In addition, certain manufacturing systems, plant and facilities systems may contain date-related functionality, software or embedded microprocessors that could malfunction if they are not Year 2000 ready.

     Most of the Company's products do not contain date-related functionality, software or embedded micro-processors and therefore are not subject to Year 2000 issues. The Company believes all its currently-produced products are Year 2000 ready. The Company is completing programs to identify non-Year 2000 ready products and is developing strategies to address problems, if any, for customers who own such products.

     The Company has completed an internal inventory and assessment of Year 2000 readiness of its computer hardware and software and its non-information technology and has replaced, modified or upgraded more than 80% of its information systems in recent years with Year 2000 ready systems. The replacement, upgrade and changes to the Company's remaining critical non-ready systems, and the testing of all of the Company's systems are expected to be completed by July 1999.

     In addition to internal remediation activities, the Company is in the process of initiating communications with key third parties, including key suppliers and customers, to determine the extent to which their systems, their products, or their electronic data interchange with the Company, or are vulnerable to Year 2000 issues. The Company has not yet received sufficient information from such parties to fully assess the risks relating to non-timely compliance by third parties.

     The Company is in the process of developing contingency plans in the event that the Company or any of its key suppliers is not Year 2000 ready by the required dates. The Company's target for finalizing such contingency planning is September 1999.

     If the systems of the Company or its key suppliers are not Year 2000 ready in a timely fashion, the Company believes that the most likely scenario would be temporary disruptions in the Company's acceptance and processing of orders and billing and in its ability to secure raw materials for production from suppliers. The Company is in the process of assessing such risks and its ability to mitigate them through contingency planning; however, at this time the Company does not believe that such temporary disruptions, if they were to happen, would have a material adverse effect on its financial position or results of operations.

     The Company believes that the replacement, upgrade and changes to the remaining non-ready critical systems to address Year 2000 issues will require incremental future expenditures of less than $1.0 million. The Company does not separately track internal costs incurred for its Year 2000 program, which costs are principally related to payroll costs for its information systems group. The costs of the Year 2000 program are being funded through operating cash flow and are expensed as incurred or capitalized as appropriate.

     Although the Company expects its critical systems to be ready by the fourth quarter of 1999, there can be no assurance that its Year 2000 program will be effective or that estimates about timing and cost will be accurate. Special factors that might cause such material differences include, but are not limited to, the availability and cost of Year 2000 personnel, the ability to locate and correct relevant computer source codes and embedded technology, testing results and the timeliness and effectiveness of third parties' readiness.

CERTAIN RISKS RELATED TO TELEX'S BUSINESS

     The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the forward-looking statements in this report as well as statements presented elsewhere by management of the Company. Various factors, including those described in this section and elsewhere in this report, could cause actual results and events to vary significantly from those expressed in any forward-looking statement. The following information is not intended to limit in any way the characterization of other statements or information in this Report as cautionary statements for such purpose.

New Products and Changing Technology.

     Technological innovation and leadership are among the important factors in competing successfully in the professional sound and entertainment and multimedia/communications markets. The Company's future results will depend, in part, upon its ability to make timely and cost-effective enhancements and additions to its technology and to introduce new products that meet customer demands, including products utilizing digital technology, which are increasingly being introduced in the professional audio industry. The success of current and new product offerings is dependent on several factors, including proper identification of customer needs, technological development, cost, timely completion and introduction, differentiation from offerings of the Company's competitors and market acceptance. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures. There can be no assurance that the Company will successfully identify and develop new products in a timely manner, that products or technologies developed by others will not render the Company's products obsolete or noncompetitive, or that constraints in the Company's financial resources will not adversely affect its ability to develop and implement technological advances.

Significant Competition.

     The markets within the professional sound and entertainment and multimedia/communications segments are both highly competitive and fragmented and the Company faces meaningful competition in both segments and in most of its product categories and markets. While many of the Company's current competitors are generally smaller than the Company, certain of the Company's competitors are substantially larger than the Company and have greater financial resources. As the Company develops new products and enters new markets it may encounter new competitors, and other manufacturers and suppliers who currently do not offer competing products may enter the markets in which the Company currently operates. Such new competitors may be larger, offer broader product lines and have substantially greater financial and other resources than the Company. Such competition could negatively affect pricing and gross margins. Although the Company has historically competed successfully in its various markets, there can be no assurance that it will be able to continue to do so or that the Company will be able to compete successfully in new markets.

Currency and Other Risks Attendant to International Operations.

     The Company's efforts to increase international sales may be adversely affected by, among other things, changes in foreign import restrictions and regulations, taxes, currency exchange rates, currency and monetary transfer restrictions and regulations and economic and political changes in the foreign nations to which the Company's products are exported. Although the Company's international operations have generally been profitable in the past, there can be no assurance that one or more of these factors will not have a material adverse effect on the Company's financial position or results of operations in the future. In addition, the Company has not registered its significant trademarks in all foreign jurisdictions in which it does business and there can be no assurance that attempts at registration in such foreign jurisdictions would be successful.

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

Substantial Leverage and Debt Service Obligations.

     The Company is highly leveraged. The Company's high degree of leverage could have important consequences, including but not limited to the following:
(i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisition, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; and (iii) the Company's flexibility to adjust to changing market conditions and the ability to withstand competitive pressures could be limited, and the Company may be more vulnerable to a downturn in general economic conditions or its business, or may be unable to carry out capital spending that is important to its growth strategy. The Company's ability to repay or to refinance its obligations with respect to its indebtedness will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond the Company's control. These factors could include operating difficulties, increased operating costs, product prices, the response of competitors, regulatory developments, and delays in implementing strategic projects.

Restrictive Financing Covenants.

     The Senior Secured Credit Facility and indentures governing the EVI Notes and the Telex Notes contain a number of significant covenants that will restrict the operations of the Company and its subsidiaries. Under the Senior Secured Credit Facility, the Company is required to comply with specified financial ratios and tests, including minimum fixed charge coverage ratios, maximum leverage ratios and minimum EBITDA requirements. There can be no assurance that the Company will be able to comply with such covenants or restrictions in the future. The Company's ability to comply with such covenants and other restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the Senior Secured Credit Facility that would permit the lenders thereto to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and the commitments of the lenders under the Revolving Credit Facility to make further extensions of credit thereunder could be terminated.

Control of the Company.

     G-I and G-II, which are wholly-owned subsidiaries of GSCP and certain co-investors, own approximately 93% of the issued and outstanding common stock of Holdings (after giving effect to the repurchase by Holdings of certain shares and vested options held by former management pursuant to the terms of the Stockholders' Agreement) on a fully diluted basis (giving effect to the Rollover Options), which in turn owns all of the common stock of the Company. Accordingly, GSCP controls the Company and has the power to elect all of the Company's directors, appoint new management and approve any action requiring the approval of the holders of the Company's common stock, including adopting amendments to the Company's certificate of incorporation and approving mergers or sales of substantially all of the Company's assets. GSCP is an affiliate of CitiGroup, Inc., which wholly owns the general partner of GSCP's general partner. From time to time, GSCP considers possible combinations or dispositions of its portfolio companies as a means of optimizing investment value.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The counterparties to these transactions are major financial institutions.

Exchange Rate Sensitivity Analysis

     The Company enters into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During 1998, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in the income statement.

     At December 31, 1998, the Company had $2.9 million outstanding forward exchange contracts, with a weighted average maturity of 75 days.

     At December 31, 1998, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $0.3 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

Interest Rate and Debt Sensitivity Analysis

     For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

     At December 31, 1998, the Company had fixed rate debt of $225.0 million and floating rate debt of $112.7 million. Holding all other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of the $225.0 million fixed rate debt by approximately $9.5 million. The earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on the $112.7 million floating rate debt would be approximately $1.1 million, holding all other variables constant.


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

                                    PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the name, age and position, as of March 31, 1999, of each of the executive officers and directors of the Company.

        NAME                      AGE                        POSITION
---------------------------       ---     -----------------------------------------------------
Ned C. Jackson*                   63      Director, Chief Executive Officer and President

Mahedi Jiwani                     50      Vice President, Acting Chief Financial Officer, Chief
                                          Accounting Officer, Controller

John A. Palleschi                 48      Group Vice President and President, Speakers and
                                          Microphones Group and Corporate Secretary

Joseph P. Winebarger              50      Vice President and Chief Technical and Environmental
                                          Officer

Dan M. Dantzler                   50      Group Vice President and President, Electronics Group

Glen E. Cavanaugh                 55      Group Vice President and President, Multimedia/Audio
                                          Communications Group

Paul A. McGuire                   57      Vice President and President, Electro-Voice

Roger H. Gaines                   56      Vice President, Manufacturing

F. Davis Merrey, Jr               58      Vice President, UK operations

Scott Myers                       52      Vice President, Planning and Supply Chain, Chief
                                          Information Officer

Alfred C. Eckert III              51      Director, Chairman of the Board

Jeffrey J. Rosen                  49      Director

Edgar S. Woolard, Jr              64      Director

Evan M. Marks                     41      Director

Christopher P. Forester           48      Director

Keith W. Abell                    42      Director

Christine K. Vanden Beukel*       28      Director, Assistant Secretary and Assistant Treasurer

----------
*    Executive is also an executive officer of Holdings.

     Mr. Jackson became a director of the Company and was appointed as Chief Executive Officer and President in 1998. Prior to joining the company, Mr. Jackson was with DuPont for 37 years, most recently as Vice President and General Manager of DuPont's DACRON(R) and Specialty Chemicals units.

     Mr. Jiwani has been Vice President, Acting Chief Financial Officer, Chief Accounting Officer and Controller since December, 1998. Mr. Jiwani joined Old Telex as Vice President, Controller in September 1997. Prior to joining Old Telex, Mr. Jiwani was the Corporate Controller with Tennant from December 1993 to August 1997.

     Mr. Palleschi is Group Vice President, President of the Speakers and Microphones Group, and Secretary of the Company. Prior to his December 1998 appointment as Group Vice President and President of the Company's Speakers and Microphones Group, Mr. Palleschi was Vice President, Corporate Development, General Counsel and Secretary of the Company, having served Old Telex in such capacity since January 1995. Prior to January 1995, Mr. Palleschi was Vice President, Administration, General Counsel and Secretary of Old Telex and served in such capacity since June 1989. Prior to joining Old Telex, Mr. Palleschi was Director of Corporate Development for Memorex from March 1988 to June 1989. From June 1984 to March 1988, Mr. Palleschi was International Counsel, Telex Computer Products, Inc., a subsidiary of Telex Corp. From 1981 to 1984, Mr. Palleschi also served as an attorney with Digital Equipment Corporation and Raytheon Corporation.

     Mr. Winebarger is Vice President and Chief Technical and Environmental Officer responsible for developing strategic technology plans and product development processes and corporate oversight on environmental matters. Prior to his January 1999 appointment as Vice President and Chief Technical and Environmental Officer, Mr. Winebarger was responsible for Old Telex's Information Systems since January 1995 and for Old Telex's Engineering Services, Quality Assurance and Sales Administration operations since April 1993. Prior to April 1993, Mr. Winebarger was Vice President, Engineering of Telex and served in such capacity with Old Telex since September 1987. From January to September 1987, he was corporate Director of Advanced Development, Telex Computer Products, Inc. Prior to 1987, Mr. Winebarger was Acting Vice President, Engineering, then Vice President, Engineering for Telex Data Systems, a division of Telex Computer Products, Inc.

     Mr. Dantzler is Group Vice President and President of the Electronics Group of the Company. Prior to his December 1998 appointment as Group Vice President and President of the Electronics Group, Mr. Dantzler served as Vice President and President of Telex's Professional Sound and Entertainment Group since February 1998. From September 1997 to February 1998, Mr. Dantzler served as Acting President and Chief Executive Officer of Old EVI and from May 1994 to September 1997 served as Vice President and President of Old Telex's RF/Communications Group. Prior to May 1994, Mr. Dantzler was Vice President and General Manager of Old Telex's Professional Sound and Entertainment Group. From February 1992 to April 1993, he served as Staff Vice President. Prior to February 1992, Mr. Dantzler was Vice President, Sales for Old Telex. From 1983 to 1989, Mr. Dantzler served as General Manager of the Hy-Gain Division of Old Telex where he was responsible for the design and production of antennas and wireless microphones. From 1967 to 1982, Mr. Dantzler held various engineering positions with Old Telex and Hy-Gain.

     Mr. Cavanaugh is Group Vice President and President of the Multimedia/Audio Communications Group of the Company. Mr. Cavanaugh joined Telex in April 1993 as Vice President and General Manager of Old Telex's Multimedia/Audio Communications Group and was appointed president of the Group in May 1994. Prior to joining Old Telex, Mr. Cavanaugh was Senior Vice President, Sales and Marketing of Applied Voice Technology, Inc., which he joined in 1990. From 1988 to 1990, he was a principal at Columbia Management Consulting. Mr. Cavanaugh also served as Senior Vice President, Marketing for Applied Communications, Inc. from 1987 to 1988, and, from 1983 to 1987, as Vice President, Marketing at ISC Systems Corporation. From 1981 to 1983, he served as Vice President and General Manager of Evans and Sutherland Computer Corporation. From 1976 to 1981, Mr. Cavanaugh was Vice President, Marketing for Datapoint Corporation.

     Mr. McGuire is Vice President and President of the Electro-Voice unit of the Speakers and Microphones Group of the Company. Prior to his December 1998 appointment to this role, Mr. McGuire was Vice President, Sales and Marketing of Telex's Professional Sound and Entertainment Group since February 1998. From May 1997 to February 1998, Mr. McGuire served as Acting Co-Chief Executive Officer of Old EVI prior to which he was Vice President of Old EVI with responsibility for sales and marketing. He joined Electro-Voice, Incorporated, a predecessor of EVI, in 1972. He held positions in sales and marketing at Electro-Voice, Incorporated and in 1990 was appointed President. In 1994, he was appointed President of Mark IV Audio, Inc., with responsibility for the Americas. In 1995, Mr. McGuire assumed the additional responsibility for Europe.

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

     Mr. Myers joined the Company in January 1999 as Chief Information Officer and Vice President, Planning and Supply Chain. Prior to joining the Company, he was Vice President of Operations Services for Viasystems Group, Inc., the world's largest printed circuit board manufacturer. Prior to joining Viasystems Mr. Myers was Director of Information Systems for Mills & Partners, Inc. and Director of Information Systems for Berg Electronics Inc., a Mills & Partners Company. Prior to joining Mills & Partners in 1993, Mr. Myers held a number of management positions during 20 years with the DuPont Company in corporate planning, acquisitions and joint ventures, business management, purchasing and transportation, information systems and manufacturing.

     Mr. Eckert is Chairman of the Board, having served in such capacity since October 1998. He became a director of the Company on the Recapitalization Closing Date. Mr. Eckert has been the President of GSCP since January 1994 and the President of GSCP, Inc. since June 1998. Since 1991, Mr. Eckert has been a general partner of Greycliff Partners. From 1984 to 1991, Mr. Eckert was a general partner of Goldman, Sachs & Co. He is a director of Day International Group, Inc., Eastgate Group Limited, IPC Magazines and McKesson HBOC, Inc.

     Mr. Rosen became a director of the Company in January 1998. He also served as Director of Old Telex from December 1993 to May 6, 1997. He is a partner of the law firm O'Melveny & Myers. Mr. Rosen has been a partner of O'Melveny & Myers since 1987.

     Mr. Woolard became a director of the Company in January 1998. Mr. Woolard is the former Chairman of the Board of Directors of DuPont. He joined DuPont in 1957 and held a variety of engineering, manufacturing and management positions before being elected President and Chief Operating Officer in 1987, and Chairman and Chief Executive Officer in 1989. He retired from the company in 1995. Mr. Woolard is also a director of CitiGroup, Inc. and Apple Computer, Inc.

     Mr. Marks became a director in December 1997. He is the managing principal of Alben Asset Management, L.L.C., a private investment company based in New York. Prior to forming Alben, Mr. Marks was in partnership with George Soros from 1992 to 1998 as the president of G. Soros Realty, Inc., which invested in real estate globally. Prior to his association with Soros, Mr. Marks was a principal in the real estate investment group of Lazard Freres & Co.

     Mr. Forester became a director in December 1997. Mr. Forester has been retired since 1995. From 1993 to 1995, Mr. Forester was Managing Director of the technology industry group of Merrill Lynch & Co. From 1977 to 1993, Mr. Forester worked in the Corporate Finance Department, Investment Banking Division of Goldman, Sachs & Co. where he was a General Partner from 1988 to 1993.

     Mr. Abell became a director of the Company in December 1997. Mr. Abell joined GSCP at its inception in 1994 and has been an officer of GSCP, Inc. since June 1998. From 1990 to 1994, Mr. Abell was with the Blackstone Group, most recently as a Managing Director.

     Ms. Vanden Beukel became a director of the Company in December 1997. Ms. Vanden Beukel joined GSCP at its inception in 1994. Ms. Vanden Beukel previously worked in the investment banking division of Smith Barney Inc. Ms. Vanden Beukel is also a director of Day International Group, Inc. and a Managing Director of GSCP, Inc.


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

EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation with respect to all compensation paid or accrued by the Company for services rendered in all capacities by its Chief Executive Officer and each of the other named executive officers for the nine months ended December 31, 1998 and for Fiscal 1998, 1997 and 1996.

                                                      SUMMARY COMPENSATION TABLE
                                                                                                        LONG-TERM
                                                                                                      COMPENSATION
                                                        ANNUAL COMPENSATION (a)                         NUMBER OF
                                                                                                          SHARES         ALL OTHER
                                                                          SALARY         BONUS          UNDERLYING      COMPENSATION
    NAME AND PRINCIPAL POSITION                     YEAR                  ($)(b)        ($)(c)          OPTIONS(d)         $(e)
------------------------------------------------------------------------------------------------------------------------------------

Ned C. Jackson.......................         Transition Period           70,385          75,000               --                --
   Chief Executive Officer

John L. Hale(f)......................         Transition Period          380,240               0               --       1,121,673(f)
   Chairman of the Board, President and             Fiscal 1998          325,250       1,015,317          299,320                --
   Chief Executive Officer                          Fiscal 1997          312,006         212,456               --                --
                                                    Fiscal 1996          297,115         175,407          160,000                --

Glen E. Cavanaugh....................         Transition Period          121,962               0               --                --
   Group Vice President and President               Fiscal 1998          150,601          81,351           22,120                --
   Multimedia/Audio Communications                  Fiscal 1997          142,846          86,478               --                --
   Group                                            Fiscal 1996          133,237          72,385               --                --

Dan M. Dantzler......................         Transition Period          106,450          48,990               --                --
   Group Vice President and President,              Fiscal 1998          129,808         120,632           24,100                --
   Electronics Group                                Fiscal 1997          124,950          80,065               --                --
                                                    Fiscal 1996          118,058          62,948               --                --

Roger H. Gaines......................         Transition Period          115,875          20,000               --                --
   Vice President, Manufacturing                    Fiscal 1998          155,365           9,000               --                --
                                                    Fiscal 1997          112,800           9,242               --                --
                                                    Fiscal 1996(g)            --              --               --                --

Paul A. McGuire......................         Transition Period          138,750               0               --                --
   Vice President and President, Electro-           Fiscal 1998          185,000           9,000               --                --
   Voice                                            Fiscal 1997          170,577          16,696               --                --
                                                    Fiscal 1996(g)            --              --               --                --

----------
(a) In connection with the change in the Company's fiscal year from March 31 to December 31, executive compensation is presented for the nine-month period from April 1, 1998 to December 31, 1998 (the "Transition Period"). Amounts reported for Fiscal 1998 are for the fiscal year ended March 31, 1998. Amounts reported for Fiscal 1997 are for the fiscal year ended on the last day of February, 1997 and include the one-month transition period of March 1997. Amounts reported for Fiscal 1996 are for the fiscal year ended on the last day of February.

(b) Amounts shown include cash compensation earned and received, amounts earned but deferred, and amounts earned but deferred and paid in the subsequent fiscal year.

(c) Amounts shown for each period represent awards earned in such period and paid in the subsequent fiscal year under applicable bonus plans. Distributions under the plans are made within 30 days following the completion of the audit for the fiscal year in which such compensation is earned. Except with respect to Mr. Jackson, amounts shown for the Transition Period and Fiscal 1998 represent the special bonuses paid under the annual bonus programs, adopted effective as of May 6, 1997. See "The Annual Bonus Programs." Amounts reported for Mr. Jackson include bonuses payable pursuant to Mr. Jackson's employment agreement. See "Employment Agreements". Except with respect to Mr. Jackson, bonuses reported by the Company for Fiscal 1998 were earned during the twelve month period ending March 31, 1998 and paid in the nine-month period ended December 31, 1998. Amounts shown for Fiscal 1997 represent bonuses under the Fiscal 1997 management incentive plan.

(d) No options were granted to the named executive officers during the nine-month period ended December 31, 1998. All Options for Fiscal 1998 were granted under the 1997 Stock Option Plan on the Recapitalization Closing Date and include Initial Option Grants, which vest over a three year period beginning on the date of grant, and Performance Option Grants, which vest over a five year period upon achievement of certain annual performance objectives, and, notwithstanding the achievement of such performance objectives, upon the seventh anniversary of the date of grant. Options granted in Fiscal 1996 are fully vested and exercisable and are governed by the terms of the 1997 Stock Option Plan. See "Proposed New Option Plans."

(e) For the nine months ended December 31, 1998, the only type of Other Annual Compensation for each of the named executive officers other than Mr. Hale were in the form of perquisites and was less than the level required for reporting. See note (f) below.

(f) Mr. Hale's employment as Chairman of the Board, President and Chief Executive Officer was terminated effective as of December 5, 1998. Amounts reported as "Salary" for Mr. Hale include $143,437 in earned and unused vacation. "All Other Compensation" includes $1,099,044 and $15,829 attributable to severance payments, incentive bonus compensation and certain pension benefits which the Company has determined are payable upon termination of Mr. Hale's employment pursuant to Mr. Hale's employment agreement and related agreements, as well as $2,800 and $4,000 attributable to car allowance and office space benefits. The Company has agreed to make certain additional future payments provided for in Mr. Hale's employment agreement, which payments may include special bonus installments of $160,406, payable on June 6 of 1999, 2000 and 2001, provided in each case that GSCP or its affiliates control 50% or more of the voting power of the Company's outstanding securities and no initial public offering of Holdings Common Stock has occurred.

(g) No compensation is reported because reliable reports with respect to amounts earned by Messrs. Gaines and McGuire in Fiscal 1996 as compensation for services rendered to a predecessor of Old EVI are not readily available to the Company.

OPTION GRANTS DURING THE TRANSITION PERIOD

     No options were granted to the named executive officers during the nine-month period ended December 31, 1998.


STOCK OPTION EXERCISES AND VALUE AT DECEMBER 31, 1998

     The following table provides information with respect to the executive officers of the Company listed in the Summary Compensation Table above concerning options to acquire Common Stock of Holdings held by the named executive officers as of December 31, 1998. No stock options were exercised by the named executive officers during the nine-month period ended December 31, 1998 and no stock appreciation rights were granted under any incentive plan.

            AGGREGATED OPTION EXERCISES DURING THE TRANSITION PERIOD
                     AND OPTION VALUES AT DECEMBER 31, 1998

                                                                 NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                NUMBER OF                       UNDERLYING-UNEXERCISE             IN-THE-MONEY
                                  SHARES            VALUE              OPTIONS                       OPTIONS
                               ACQUIRED ON        REALIZED           EXERCISABLE/                  EXERCISABLE/
           NAME                  EXERCISE            ($)            UNEXERCISABLE              UNEXERCISABLE($)(a)
------------------------------------------------------------------------------------------------------------------
Ned C. Jackson............          --               $--                 0/0                      $  0/0
John L. Hale(b)...........          --               $--                 0/0                      $  0/0
Glen E. Cavanaugh.........          --               $--           29,316/17,544                  $  0/0
Dan M. Dantzler...........          --               $--           21,076/17,444                  $  0/0
Roger H. Gaines...........          --               $--                 0/0                      $  0/0
Paul A. McGuire...........          --               $--                 0/0                      $  0/0

----------

(a) Value of unexercised in-the-money options is based on per share value determined as of December 31, 1998 in accordance with a formula set forth in the Stockholders' Agreement (as defined below).

(b) Mr. Hale's employment as Chairman of Board, President and Chief Executive Officer was terminated effective as of December 5, 1998. Upon termination of his employment, Mr. Hale held 86,080 Rollover Options and 56,525 Initial Options, which options were subject in each case to the terms of the Amended and Restated Stockholders' and Registration Rights Agreement, dated May 6, 1997, among Holdings and certain management employees (the "Stockholders' Agreement") and the 1997 Stock Option Plan. Pursuant to applicable provisions of the Stockholders' Agreement, Holdings has notified Mr. Hale of its intent to repurchase all such vested options and all shares of Holdings Common Stock held by him. In correspondence with the Company, Mr. Hale is disputing the repurchase.

THE ANNUAL BONUS PROGRAMS

     The Company has an annual bonus plan for management employees that provides that participants in such plan are entitled to an annual bonus based on achieving certain annual projected earnings performance targets. Under the terms of the plan, participants are eligible to receive an annual bonus of between 25% and 100% of base salary depending on the level of achievement of the performance targets. The Company has also adopted an additional annual cash bonus plan whereby Messrs. Cavanaugh and Dantzler may receive additional annual incentive awards in each of the first five years following the Recapitalization Closing Date up to a maximum award of $71,000 and $124,000, respectively, if certain annual performance targets are achieved. In total, the Company may incur aggregate total cash compensation charges in connection with this additional cash bonus plan for the executive officers named above as well as all other covered executives and employees of approximately $0.27 million in Fiscal 1999, 2000, and 2001. For a description of bonuses payable to Mr. Jackson, see "Employment Agreements".

SEVERANCE PROGRAM

     The Company has approved a severance program which will provide that a severance benefit equal to the sum of (i) one times base salary plus the most recent annual bonus and (ii) a pro rata portion of the highest bonus payable over the three most recent fiscal years, will be payable to certain management employees, including Messrs. Cavanaugh and Dantzler, if such employee's employment is terminated without cause or for good reason within 24 months following the Recapitalization Closing Date or the employee is required to relocate within 12 months following the Recapitalization Closing Date. Payment of any severance amounts will be made in equal biweekly installments. The amount of any severance payments will be reduced to avoid the payment being deemed an "excess parachute payment" within the meaning of Section 280G of the Code. Outplacement services and continued health benefits will also be available under the program. The employees will be subject to non compete agreements for the 12 month period following termination of employment and non disclosure of trade secrets restrictions.

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

                               PENSION PLAN TABLE

                                   YEARS OF SERVICE
               -------------------------------------------------------
REMUNERATION      15          20          25          30          35
------------   -------     -------     -------     -------     -------
  $125,000     $25,790     $34,387     $42,984     $51,581     $60,178
   150,000      31,415      41,887      52,359      62,831      73,303
   175,000      32,315      43,087      53,859      64,631      75,403
   200,000      32,315      43,087      53,859      64,631      75,403
   225,000      32,315      43,087      53,859      64,631      75,403
   250,000      32,315      43,087      53,859      64,631      75,403
   300,000      32,315      43,087      53,859      64,631      75,403
   400,000      32,315      43,087      53,859      64,631      75,403
   500,000      32,315      43,087      53,087      64,631      75,403

     The full years of credited service as of December 31, 1998 for the executive officers named in the Summary Compensation Table above are as follows:
Mr. Jackson, less than 1; Mr. Hale, 7; Mr. Dantzler, 21; and Mr. Cavanaugh, 5. Messrs. McGuire and Gaines are not currently eligible to receive benefits under the Pension Plan. Upon termination of his employment, Mr. Hale was also entitled to an additional benefit of $15,829 based upon the formula for benefits under the Pension Plan.

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

CHANGES IN MANAGEMENT

     Mr. Hale's employment as Chairman of the Board, President and Chief Executive Officer was terminated effective as of December 5, 1998. The Company is currently conducting a search for a senior executive officer to carry out the Chief Financial Officer function previously performed by Mr. Hislop, the Company's Chief Financial Officer, Treasurer and Assistant Secretary, who died on December 8, 1998. In the meantime, Mahedi Jiwani, the Company's Chief Accounting Officer and Controller, was appointed Acting Chief Financial Officer.

EMPLOYMENT AGREEMENTS

     Ned C. Jackson entered into an employment agreement with Holdings (an "Employment Agreement", and together with other Employment Agreements described herein, the "Employment Agreements"), for the period ended December 31, 1999, which is automatically renewed for successive annual periods thereafter. Pursuant to such Employment Agreement, Mr. Jackson will receive (i) a base annual salary of $300,000, (ii) annual bonuses of $300,000 (prorated for any partial year of employment) for each of calendar 1998 and 1999, and thereafter an aggregate annual incentive award of up to approximately $ 300,000 if certain performance objectives are achieved, and (iii) a special one-time bonus of $1 million upon achievement of specified performance objectives, with additional incremental bonuses payable upon achievement of certain increases in specified performance measures thereafter. In addition, Mr. Jackson is entitled to receive certain perquisites and to participate in any new option plan which the Company may adopt, pursuant to which he will receive options to purchase 250,000 shares of Holdings Common Stock. Mr. Jackson's employment is terminable by the Company on 30 days' written notice (or immediately for cause) or by Mr. Jackson on 60 days' written notice. Upon termination, including due to Mr. Jackson's death or disability, Mr. Jackson will be entitled to receive all compensation, benefits and perquisites accrued under his Employment Agreement through the effective date of his termination of employment.

     The Company has determined that, in addition to certain perquisites and benefits, upon termination of Mr. Hale's employment, Mr. Hale was entitled under the terms of his employment agreement to receive (i) $143,347 for earned and unused vacation accrued through December 5, 1998, (ii) $1,099,044 in severance and incentive bonus compensation payments, and (iii) a $15,829 lump sum pension benefit payment. In addition, the Company has agreed to make certain additional future payments pursuant to the terms of Mr. Hale's employment agreement, which may include special bonuses of $160,406, payable June 6, 1999 and on June 6 of 2000 and 2001, provided that on each such date, GSCP or its affiliates control 50% or more of the voting power of the Company's outstanding voting securities and there has not occurred an initial public offering of Holdings Common Stock. Upon termination of his employment, Mr. Hale held 243,680 Rollover Shares, 86,080 Rollover Options and 56,525 Initial Options, which shares and options were subject in each case to the terms of the Stockholders' Agreement and the 1997 Stock Option Plan. Pursuant to applicable provisions of the Stockholders' Agreement, Holdings has notified Mr. Hale of its intent to repurchase all such shares of Common Stock and vested options. In correspondence with the Company, Mr. Hale is disputing the repurchase.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF CAPITAL STOCK

     The authorized common stock of the Company as of February 28, 1999 consists of 1,000 shares of common stock, par value $.01 per share, of which 110 shares are issued and outstanding and all of which are owned by Holdings. The authorized Common Stock of Holdings as of February 28, 1999 consists of 7,000,000 shares of Common Stock, par value $.0005 per share, of which 4,438,140 shares are issued and outstanding and 200,000 shares of Series A Pay-in-Kind Preferred Stock, par value $0.01 per share, (the "Preferred Stock") of which 13,000 shares are issued and outstanding. Except for 172,080 Rollover Shares (as defined herein), which are owned by current and former management, shares held by former management which Holdings is repurchasing pursuant to the Stockholders' Agreement, and certain shares held by a former director of Holdings and Telex, all of the issued and outstanding Common Stock of Holdings is owned by Greenwich I, LLC and Greenwich II, LLC and all of the issued and outstanding Preferred Stock is owned by Greenwich I, LLC.

     The following table sets forth the beneficial ownership of the limited liability company interests, as a percentage, of each of Greenwich I, LLC and Greenwich II, LLC, each of which is affiliated with GSCP.

                                                                     PERCENT OF
                 NAME AND ADDRESS                                     INTERESTS
------------------------------------------------------------------   -----------
GSCP(a)(b) .......................................................       72.4%
TRV Employees Fund, L.P.(c)(b) ...................................       17.7%
Greenwich Street Capital Offshore Fund, Ltd.(d)(b) ...............        4.4%
The Travelers Insurance Company(e)(b) ............................        3.7%
The Travelers Life and Annuity Company(e)(b) .....................        1.8%
                                                                        -----
                                                                        100.0%
                                                                        =====

----------

(a) The address for this person is 388 Greenwich Street, 36th Fl., New York, N.Y. 10013. The general partner of this person is Greenwich Street Investments, L.P., the general partner of which is a wholly-owned subsidiary of CitiGroup, Inc. ("CitiGroup"). The manager of this person is Greenwich Street Capital Partners, Inc. ("Greenwich") , which is also a wholly-owned subsidiary of Citigroup.

(b) By virtue of the relationships set forth in notes (a), (c) and (d), CitiGroup may be deemed to share beneficial ownership of the securities held of record by this person and may be deemed to share power to vote, or to direct the voting of, and power to dispose of, or direct the disposition of, the securities held of record by such person.

(c) The address for this person is 388 Greenwich Street, 36th Fl., New York, N.Y. 10013. The general partner of this person and Greenwich, the manager of this person, are both wholly owned subsidiaries of CitiGroup.

(d) The address for this person is c/o Rawlinson & Hunter, Woodbourne Hall, P.O. Box 3162, Road Town Tortola, British Virgin Islands. This person is managed by Greenwich and all the voting securities of this person are owned by the general partner of GSCP, whose managing general partner is a wholly owned subsidiary of CitiGroup.

(e) The address for this person is 1 Tower Square, Hartford, Connecticut 06183-2030. The person is an indirect wholly owned subsidiary of CitiGroup.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of Holdings Common Stock and options to purchase such stock as of February 28, 1999 by (i) each person who is known by the Company to beneficially own more than 5% of Holdings Common Stock, (ii) each director of the Company,
(iii) each officer of the Company listed in the Summary Compensation Table above and (iv) by all directors and executive officers as a group. Except as otherwise indicated, beneficial ownership includes both voting and investment power with respect to the Holdings Common Stock shown.

                                                                                            NUMBER OF SHARES
                                                                                               UNDERLYING
                                                                                                OPTIONS
                                                            NUMBER OF SHARES                  BENEFICIALLY              PERCENT OF
            NAME OF BENEFICIAL OWNER(a)                    BENEFICIALLY-OWNED                   OWNED(a)                   CLASS
-----------------------------------------------------      ------------------               ----------------            ----------
Greenwich II, LLC(b)................................           2,605,060                            --                     60.2%
Greenwich I, LLC(b).................................           1,397,400                            --                     32.3%
Ned C. Jackson......................................                  --                            --                       --
John L. Hale (c)....................................                  --                            --                       --
Glen E. Cavanaugh...................................              21,480                        30,232                      1.2%
Dan M. Dantzler.....................................              37,740                        22,412                      1.4%
Roger H. Gaines.....................................                  --                            --                       --
Paul A. McGuire.....................................                  --                            --                       --
Alfred C. Eckert III(d).............................                  --                            --                       --
Jeffrey J. Rosen....................................                  --                         2,611                        *
Edgar S. Woolard, Jr................................                  --                         7,189                        *
Evan M. Marks.......................................                  --                         3,656                        *
Christopher P. Forester.............................                  --                         3,656                        *
Keith W. Abell(d)...................................                  --                            --                       --
Christine K. Vanden Beukel(d).......................                  --                            --                       --
All directors and officers as a group (15)
   persons(b)(c)(d).................................             154,640                       128,632                      6.6%

*    Indicates amount less than 1.0%


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

(c) Does not include 243,680 shares of Holdings Common Stock and options to purchase an additional 142,605 shares of Holdings Common Stock that were beneficially owned by Mr. Hale at the time of the termination of Mr. Hale's employment. Pursuant to applicable provisions of the Stockholders' Agreement, Holdings has notified Mr. Hale of its intent to repurchase all of the shares of Holdings Common Stock and vested options to purchase shares of Holdings Common Stock held by him. In correspondence with the Company, Mr. Hale is disputing the repurchase.

(d) Does not include any of the 4,002,460 shares of Holdings Common Stock beneficially owned by Greenwich I, LLC and Greenwich II, LLC, which Messrs. Eckert and Abell and Ms. Vanden Beukel may be deemed to beneficially own by virtue of their affiliation with GSCP. Mr. Eckert, Mr. Abell and Ms. Vanden Beukel disclaim any such beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     GSCP is a private direct equity investment fund organized in 1994 to provide long-term capital for and make acquisitions in companies in a variety of industries. GSCP invests in management buyouts, leveraged acquisitions, international investment opportunities and minority investments. The general partner of GSCP is Greenwich Street Investments, L.P., the general partner of which is a wholly-owned subsidiary of CitiGroup, Inc. ("CitiGroup"). Mr. Eckert is the President of GSCP and a director of Holdings and the Company. Mr. Abell and Ms. Vanden Beukel are principals of GSCP and directors of Holdings and of the Company. See Item 10. Directors and Officers of the Registrant.

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

     In addition, Holdings, the Company and their subsidiaries have agreed to indemnify Greenwich, GSCP, and their respective directors, officers, partners, employees, agents, representatives and control persons against certain liabilities arising under the federal securities laws, liabilities arising out of the performance of the consulting agreement and certain other claims and liabilities.

     GSCP and Salomon Smith Barney, Inc. are both affiliated companies of CitiGroup. An affiliate of Chase Securities Inc. is a limited partner in GSCP. Chase Securities Inc. is an affiliate of The Chase Manhattan Bank ("Chase"), which is the administrative agent and a lender to the Company under the Senior Secured Credit Facility. Chase has received and will receive customary fees in connection with the Senior Secured Credit Facility. Chase Securities Inc. and Chase or their affiliates participate from time to time in various financing and banking transactions for GSCP and its affiliates.

PROPOSED NEW OPTION PLANS

     Key employees of the Company, including the executive officers named in the Summary Compensation Table, participate in the 1997 Stock Option Plan (the "Option Plan"). The Company expects to adopt a new option plan and to amend the existing Option Plan in the next fiscal year. While the precise terms of the proposed new option plan and amendments have not been finalized, and will, in any event, be subject to a number of conditions, including approval by the Company's Board of Directors, the Company currently expects that if and when such plan and amendments are adopted, all of the previously granted Performance Grant Options and Super Performance Grant Options would be terminated and replaced with new options, a portion of which may be fully vested and immediately exercisable upon grant.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report: Page

     1.   Financial Statements:

     CONSOLIDATED FINANCIAL STATEMENTS (NEW BASIS OF ACCOUNTING)

     Report of Independent Public Accountants............................................................    53

     Consolidated Balance Sheets as of December 31, 1998 and March 31, 1998..............................    54

     Consolidated Statements of Operations for the nine-month period ended December 31, 1998;
        the fiscal year ended March 31, 1998 and the period from February 11, 1997 through
        March 31, 1997...................................................................................    55

     Consolidated Statements of Shareholder's Equity (Deficit) for the nine-month period ended
        December 31, 1998; the fiscal year ended March 31, 1998 and the period from
        February 11, 1997 through March 31, 1997.........................................................    56

     Consolidated Statements of Cash Flows for the nine-month period ended December 31, 1998;
        the fiscal year ended March 31, 1998 and the period from February 11, 1997 through
        March 31, 1997...................................................................................    57

     Notes to Consolidated Financial Statements..........................................................    58

     CONSOLIDATED FINANCIAL STATEMENTS (PREDECESSOR BASIS OF
     ACCOUNTING)

     Report of Independent Public Accountants............................................................    87
     Consolidated Statement of Income and Retained Earnings for the period from March 1, 1996
             through February 10, 1997...................................................................    88

     Consolidated Statement of Cash Flow for the period from March 1, 1996 through
             February 10, 1997...........................................................................    89

     Notes to Consolidated Financial Statements..........................................................    90

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

(b) On January 15, 1999 the Company filed a current report on Form 8-K with the SEC reporting Amendment No. 2, dated as of December 23, 1998 (the "Amendment") to the Credit Agreement, dated as of May 6,

     1997 (as previously amended, the "Credit Agreement"), among the Company, Chase, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Documentation Agent, and the several banks and other financial institutions party to the Credit Agreement, which, among other things, amended certain financial covenants and related definitions, and increased the Applicable Margins (as defined in the Credit Agreement) for the Revolving Credit Loans, the Tranche A Term Loans and the Tranche B Term Loans (each as defined in the Credit Agreement).

     On October 13, 1998, the Company filed a Form 8-K reporting the resignation of John L. Hale as Chairman of Board, President and CEO and the appointment of Ned C. Jackson as CEO and Alfred C. Eckert III as Chairman of the Board.

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

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

     The Company has not sent to its security holders an annual report covering the nine months ended December 31, 1998 nor any proxy material relating to any annual or other meeting of security holders. The indentures governing the EVI Notes and the Telex Notes require the Company to provide the holders of such notes with such annual reports and such information, documents and other reports as are specified in Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 31st day of March, 1999.

                                                     TELEX COMMUNICATIONS, INC.

                                                     By: /s/ Ned C. Jackson
                                                         -----------------------
                                                         Ned C. Jackson
                                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                               TITLE                               DATE
------------------------------        ----------------------------------        --------------

/s/ Ned C. Jackson                    Director and Chief Executive Officer     March 31, 1999
------------------------------
Ned C. Jackson

/s/ Mahedi Jiwani                     Acting Chief Financial Officer            March 31, 1999
------------------------------
Mahedi Jiwani

/s/ Alfred C. Eckert III              Chairman of the Board and Director        March 31, 1999
------------------------------
Alfred C. Eckert III

/s/ Jeffrey J. Rosen                  Director                                  March 31, 1999
------------------------------
Jeffrey J. Rosen

/s/ Edgar S. Woolard, Jr.             Director                                  March 31, 1999
------------------------------
Edgar S. Woolard, Jr.

/s/ Evan M. Marks                     Director                                  March 31, 1999
------------------------------
Evan M. Marks

                                      Director                                  March --, 1999
------------------------------
Christopher P. Forester

/s/ Keith W. Abell                    Director                                  March 31, 1999
------------------------------
Keith W. Abell

/s/ Christine K. Vanden Beukel        Director                                  March 31, 1999
------------------------------
Christine K. Vanden Beukel

                           TELEX COMMUNICATIONS, INC.

                   Index to Consolidated Financial Statements


                                                                                                    Page
Consolidated Financial Statements (New Basis of Accounting):

   Report of Independent Public Accountants........................................................  53

   Consolidated Balance Sheets as of December 31, 1998 and March 31, 1998..........................  54

   Consolidated Statements of Operations for the nine-month period ended
   December 31, 1998; the fiscal year ended March 31, 1998 and the period from
   February 11, 1997 through March 31, 1997........................................................  55

   Consolidated Statements of Shareholder's Equity (Deficit) for the nine-month period ended December 31, 1998; the fiscal year ended March 31, 1998 and the period from February 11, 1997 through March 31, 1997........................................  56

   Consolidated Statements of Cash Flows for the nine-month period ended
   December 31, 1998; the fiscal year ended March 31, 1998 and the period from
   February 11, 1997 through March 31, 1997........................................................  57

   Notes to Consolidated Financial Statements......................................................  58

Consolidated Financial Statements (Predecessor Basis of Accounting):

   Report of Independent Public Accountants.......................................................   87

   Consolidated Statement of Income and Retained Earnings for the period from
   March 1, 1996 through February 10, 1997.........................................................  88

   Consolidated Statement of Cash Flow for the period from March 1, 1996 through February 10, 1997.......................................................................  89

   Notes to Consolidated Financial Statements......................................................  90

Telex Communications, Inc.
and Subsidiaries
Consolidated Financial Statements as of
December 31, 1998 and March 31, 1998
Together With Report of
Independent Public Accountants

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Telex Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Telex Communications, Inc. (a Delaware corporation formerly known as EV International, Inc.) and Subsidiaries as of December 31, 1998 and March 31, 1998, and the related consolidated statements of operations, shareholder's equity (deficit) and cash flows for the nine-month period ended December 31, 1998, for the year ended March 31, 1998 and for the period from February 11, 1997 through March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telex Communications, Inc. and Subsidiaries as of December 31, 1998 and March 31, 1998, and the results of their operations and their cash flows for the nine-month period ended December 31, 1998, for the year ended March 31, 1998 and for the period from February 11, 1997 through March 31, 1997, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
   March 19, 1999

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      (In Thousands, Except Per Share Data)

                                                                     December 31,   March 31,
                                                                     ------------   ----------
                                                                          1998         1998
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                          $   3,431    $   2,224
  Accounts receivable, net of allowance for doubtful accounts of
    $2,925 and $3,983                                                   53,926       62,085
  Inventories, net                                                      67,758       78,711
  Other current assets                                                  10,822       16,088
                                                                     ---------    ---------
          Total current assets                                         135,937      159,108

PROPERTY, PLANT AND EQUIPMENT, net                                      48,275       50,777

DEFERRED FINANCING COSTS, net                                           11,586       11,303

INTANGIBLE ASSETS, net                                                  77,478       79,064
                                                                     ---------    ---------
                                                                     $ 273,276    $ 300,252
                                                                     =========    =========

          LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Revolving lines of credit                                          $   5,703    $  15,119
  Current maturities of long-term debt                                  10,811        8,250
  Accounts payable                                                      20,920       20,165
  Accrued wages and benefits                                             9,156       11,739
  Accrued interest                                                       6,416        8,133
  Other accrued liabilities                                             14,158       20,786
  Income taxes payable                                                   5,200        5,048
                                                                     ---------    ---------
          Total current liabilities                                     72,364       89,240

LONG-TERM DEBT                                                         321,189      329,875

OTHER LONG-TERM LIABILITIES                                              9,810        6,985
                                                                     ---------    ---------
          Total liabilities                                            403,363      426,100
                                                                     ---------    ---------

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3 and 12)

SHAREHOLDER'S EQUITY (DEFICIT):
  Common stock, $.01 par value, 1,000 shares authorized; 110
    shares issued and outstanding                                           --           --
  Capital in excess of par                                               2,980        3,156
  Accumulated deficit                                                 (131,667)    (126,615)
  Accumulated other comprehensive income                                (1,400)      (2,389)
                                                                     ---------    ---------
          Total shareholder's equity (deficit)                        (130,087)    (125,848)
                                                                     ---------    ---------
                                                                     $ 273,276    $ 300,252
                                                                     =========    =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                 (In Thousands)

                                         Nine-Month                 Period From
                                          Period          Year     February 11,
                                            Ended         Ended    1997 Through
                                        December 31,    March 31,    March 31,
                                           1998          1998           1997
                                       -------------   ---------   ------------
NET SALES                               $ 246,342      $ 332,964      $  28,314

COST OF SALES                             157,266        205,624         18,055
                                        ---------      ---------      ---------
          Gross profit                     89,076        127,340         10,259
                                        ---------      ---------      ---------
OPERATING EXPENSES:
  Engineering                              11,214         17,278          1,320
  Selling, general and administrative      53,678         81,695          6,365
  Corporate charges                         1,287          2,203            100
  Amortization of goodwill and other
    intangibles                             2,118          3,207            180
  Restructuring charges                        --          6,232             --
  Special charges                              --          2,231             --
                                        ---------      ---------      ---------
                                           68,297        112,846          7,965
                                        ---------      ---------      ---------
OPERATING PROFIT                           20,779         14,494          2,294

INTEREST EXPENSE                           27,328         37,938          5,032

RECAPITALIZATION EXPENSE                       --          6,710             --

OTHER (INCOME) EXPENSE                     (2,719)            43             56
                                        ---------      ---------      ---------
LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                       (3,830)       (30,197)        (2,794)

PROVISION (BENEFIT) FOR INCOME TAXES        1,222            103         (1,057)
                                        ---------      ---------      ---------
LOSS BEFORE EXTRAORDINARY ITEM             (5,052)       (30,300)        (1,737)

EXTRAORDINARY LOSS FROM EARLY
  RETIREMENT OF DEBT                           --         20,579             --
                                        ---------      ---------      ---------
          Net loss                      $  (5,052)     $ (50,879)     $  (1,737)
                                        =========      =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

            Consolidated Statements of Shareholder's Equity (Deficit)

                        (In Thousands, Except Share Data)

                                                                                            Accumulated
                                            Common Stock          Capital in                  Other       Shareholder's
                                         -------------------      Excess of   Accumulated  Comprehensive      Equity
                                         Shares       Amount        Par         Deficit    Income (loss)    (Deficit)
                                         ------       ------      ----------  -----------  -------------  -------------
BALANCE, February 10, 1997                 --           $--     $      --       $     --      $      --       $     --
  Initial capitalization                  110                      57,600             --             --         57,600
  Net loss                                 --            --            --         (1,737)
  Other comprehensive loss,
    net of tax-
      Foreign currency
        translation adjustments            --            --            --             --           (804)
  Comprehensive net loss                   --                          --             --             --         (2,541)
                                         ----        ------      --------    -----------  -------------  -------------
BALANCE, March 31, 1997                   110            --        57,600         (1,737)          (804)        55,059
  Equity from Merger (Note 2)              --            --        20,001        (13,156)                        6,845
  Equity contribution                      --            --       108,353             --             --        108,353
  Change in terms of
    Rollover Options                       --            --         7,410           (309)                        7,101
  Repurchase of common stock
    and outstanding options                --            --      (193,364)       (60,534)            --       (253,898)
  Vesting of new options                   --            --         3,156             --                         3,156
  Net loss                                 --            --            --        (50,879)            --
  Other comprehensive loss,
    net of tax-
      Foreign currency
        translation adjustments            --            --            --             --         (1,493)
      Minimum pension
        liability adjustment               --            --            --             --            (92)
    Comprehensive net loss                 --                          --             --             --        (52,464)
                                         ----        ------      --------    -----------  -------------  -------------
BALANCE, March 31, 1998                   110            --         3,156       (126,615)        (2,389)      (125,848)
  Vesting of new options                   --            --          (176)            --                          (176)
  Net loss                                 --            --             --        (5,052)
  Other comprehensive loss,
    net of tax-
      Foreign currency
        translation adjustments            --            --            --             --          1,120
      Minimum pension
        liability adjustment               --            --            --             --           (131)
    Comprehensive net loss                 --            --            --             --                        (4,063)
                                         ----        ------      --------    -----------  -------------  -------------
BALANCE, December 31, 1998                110           $--     $   2,980      $(131,667)     $  (1,400)     $(130,087
                                         ====        ======      ========    ===========  =============  =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (In Thousands)

                                                                   Nine Month                    Period From
                                                                    Period          Year        February 11,
                                                                     Ended          Ended       1997 Through
                                                                  December 31,    March 31,      March 31,
                                                                     1998          1998            1997
                                                                  ------------    ---------      ---------
OPERATING ACTIVITIES:
  Net loss                                                        $  (5,052)     $ (50,879)     $  (1,737)
  Adjustments to reconcile net loss to cash flows from
    operations-
    Depreciation                                                      6,784          8,585            723
    Amortization of intangibles and deferred financing costs          2,619          4,856            523
    Provision for bad debts                                             382            980             50
    Gain on sale of business                                           (946)            --             --
    Write-off of deferred financing costs                                --          1,674          3,164
    Recapitalization costs incurred                                      --          6,710             --
    Restructuring and special charges                                    --          8,463             --
    Extraordinary loss on early retirement of debt                       --         20,579             --
    Stock option compensation expense                                  (176)        10,566             --
    Deferred income taxes                                               794          5,609             --
    Change in operating assets and liabilities:
      Income taxes                                                    7,442         (5,621)          (762)
      Accounts receivable                                             9,694          4,769         (2,953)
      Inventories                                                    12,383         (5,832)         3,042
      Other current assets                                              742          2,260         (3,499)
      Accounts payable and accrued liabilities                      (11,606)         1,572         (2,169)
      Other long-term liabilities                                      (637)        (1,502)           938
                                                                   --------       --------       --------
          Net cash provided by (used in) operating activities        22,423         12,789         (2,680)
                                                                   --------       --------       --------
INVESTING ACTIVITIES:
  Cash paid for acquisition, net of cash acquired                      (255)            --       (154,615)
  Additions to property, plant and equipment                         (5,060)        (8,096)          (441)
  Other                                                                (126)          (372)            --
                                                                   --------       --------       --------
          Net cash used in investing activities                      (5,441)        (8,468)      (155,056)
                                                                   --------       --------       --------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                               --        240,000        210,000
  Borrowings under revolving line of credit, net                     (9,964)        14,414            733
  Repayment of long-term debt and payment of fees                    (6,125)      (134,968)       (92,000)
  Proceeds from equity contribution                                      --        108,353         57,600
  Cash balance of Old Telex at date of Merger                            --         34,753             --
  Repurchase of common stock and outstanding options                     --       (253,898)            --
  Payments for deferred financing costs                                (784)       (12,312)        (7,659)
  Recapitalization costs incurred                                        --         (6,710)            --
  Proceeds from sale of business                                      1,990             --             --
  Other                                                                  --           (309)            --
                                                                   --------       --------       --------
          Net cash provided by (used in) financing activities       (14,883)       (10,677)       168,674
                                                                   --------       --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS           (892)        (1,686)          (672)
                                                                   --------       --------       --------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease)                                             1,207         (8,042)        10,266
  Beginning of period                                                 2,224         10,266             --
                                                                   --------       --------       --------
  End of period                                                   $   3,431      $   2,224      $  10,266
                                                                   ========       ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for --
    Interest                                                      $  27,896      $  26,167      $   1,414
                                                                   --------       --------       --------
    Income taxes, net                                             $  (7,017)     $     866      $      --
                                                                   ========       ========       ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                      December 31, 1998 and March 31, 1998

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

Buildings and improvements                     5 - 31 years
Machinery and equipment                        1.5 - 12 years

Beginning in the fiscal year ended March 31, 1998 (Fiscal 1998), the Company capitalized certain software implementation costs, in accordance with SOP 98-1. Prior to Fiscal 1998, such costs were not significant. Direct internal and all external implementation costs and purchased software have been capitalized and depreciated using the straight-line method over the estimated useful lives, ranging from two to five years. As of December 31, 1998, software implementation costs of $7.6 million have been capitalized and are included in equipment and construction in progress. The Company expenses reengineering costs as incurred.

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

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs for the nine-month period ended December 31, 1998, the year ended March 31, 1998 and for the period from February 11, 1997 through March 31, 1997 were $5.3 million, $8.9 million and $0.6 million, respectively.

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

Foreign Currency

Foreign subsidiaries' operations accounts are translated at the average exchange rates in effect during the period while assets and liabilities are translated at the rates of exchange at the balance sheet date. The resulting balance sheet translation adjustments are charged or credited directly to shareholder's equity. Foreign exchange transaction gains and losses realized during the nine-month period ended December 31, 1998, the year ended March 31, 1998 and the period from February 11, 1997 through March 31, 1997, and those attributable to exchange rate movements on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other expense.

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

From time to time, the Company enters into forward exchange contracts primarily to hedge intercompany balances attributed to intercompany sales. It does not engage in currency speculation. The Company's foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the inventory purchase commitments. These foreign exchange contracts typically have maturity dates which do not exceed one year and require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. As of December 31, 1998, the Company had $2.9 million of outstanding foreign currency forward exchange contracts, with an average maturity of 75 days.

The Company offers a range of audio products to a diverse customer base throughout the world. Terms typically require payment within a short period of time; however, the Company periodically offers extended payment terms to certain qualified customers. As of December 31, 1998, the Company believes it has no significant customer or geographic concentration of accounts receivable that could expose the Company to an adverse, near-term severe financial impact.

Unaudited Results for the Nine Months ended December 31, 1997 (comparable prior year calendar period)

The selected comparable calendar period results for the nine months ended December 31, 1997, which include the results of Old EVI for the entire nine months and the results of Old Telex from May 6, 1997, the date on which Old EVI and Old Telex came under common control, are: net sales- $249.0 million, gross profit- $96.8 million, benefit for income taxes- $5.3 million, and net loss- $25.3 million.

New Accounting Standards

During June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 14, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company adopted SFAS No. 131 in the nine-month period ended December 31, 1998.

During February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revised certain of the disclosure requirements but does not change the measurement or recognition of those plans. SFAS No. 132 superseded SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company adopted SFAS No. 132 in the nine-month period ended December 31, 1998.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

2. Transactions:

Acquisition

On February 10, 1997 (the "Acquisition Closing Date"), pursuant to a purchase agreement dated December 12, 1996 (the "Purchase Agreement"), an acquisition subsidiary wholly owned by Greenwich Street Capital Partners, L.P. ("GSCP") and certain affiliated investors acquired from Mark IV Industries, Inc. ("Mark IV") and one of its subsidiaries all of the issued and outstanding capital stock of Gulton Industries, Inc. ("Gulton"), the former parent of Old EVI, and each of its subsidiaries for an initial cash purchase price of $151.5 million, plus $4.9 million in estimated adjustments paid on the closing date, which aggregate amount was subject to further postclosing adjustments as described herein. The acquisition subsidiary subsequently merged with and into the parent of Old EVI, and the parent then merged with and into Old EVI, with Old EVI ultimately surviving (the "Acquisition").

Financing for the Acquisition and the related fees and expenses consisted of (i) $57.6 million of equity capital provided by GSCP and certain affiliated investors, (ii) a $60.0 million senior credit facility (consisting of a term loan and a revolving credit facility), and (iii) a $75.0 million senior subordinated credit facility issued as interim financing by Chase Securities Inc. and Smith Barney Inc., the initial purchasers of the EVI Existing Notes (as defined herein), and certain other lenders. Of these amounts, $156.4 million was used for the purchase price for the Acquisition and $10.4 million was used for financing and transaction fees and expenses. Under the Purchase Agreement, the purchase price was subject to adjustment on the basis of (i) the audited working capital and audited cash flow of the Company as of and for the ten-month period ended December 31, 1996, and (ii) the net intercompany transfers of cash between Mark IV, and its affiliates (other than the Company and its subsidiaries), on the one hand, and the Company and its subsidiaries, on the other hand, during the period between December 31, 1996 and the Acquisition Closing Date. Based on these provisions, Mark IV has requested a purchase price increase of approximately $138,000, which the Company is currently disputing pursuant to the applicable provisions of the Purchase Agreement.

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

Recapitalization

On May 6, 1997 (the "Recapitalization Closing Date"), Old Telex completed a recapitalization (the "Recapitalization") pursuant to an agreement (the "Recapitalization Agreement") among Old Telex, Greenwich II, LLC ("G-II"), a Delaware limited liability company formed by GSCP and certain other investors, and GST Acquisition Corp. ("GST"), a Delaware corporation and a wholly owned subsidiary of G-II. In connection with the Recapitalization, all of the shares of common stock of Holdings ("Holdings Common Stock") and all options and warrants to acquire Holdings Common Stock (other than certain shares of Holdings Common Stock and certain options to acquire Holdings Common Stock owned by certain members of management of Old Telex) were converted into the right to receive an aggregate amount of cash (the "Recapitalization Consideration") equal to approximately $253.9 million. In addition, in connection with the Recapitalization Agreement, certain shares of Holdings Common Stock held by management of Old Telex (the "Rollover Shares") and certain options to acquire additional shares of Holdings Common Stock (the "Rollover Options"), with an aggregate value of approximately $21.2 million (which represented approximately 14% of the equity of Holdings on a nondiluted basis and approximately 20% on a fully diluted basis) were retained by such managers. In connection with the Recapitalization, Old Telex completed (i) a tender offer (the "Tender Offer") to repurchase all of Old Telex's then outstanding 12% Senior Notes due 2004, in aggregate principal amount of $100.0 million, for $118.3 million (including premium and consent fees along with accrued interest), and (ii) a solicitation of consents with respect to certain amendments to the indenture pursuant to which such notes were issued. The Recapitalization, the financing thereof (including the issuance by Old Telex of 10.5% Senior Subordinated Notes due 2007 (the "Existing Telex Notes") to Chase Securities, Inc., Morgan Stanley & Co. Incorporated and Smith Barney, Inc.), the Tender Offer and the payment of the related fees and expenses are herein referred to as the "Recapitalization Transaction."

Costs associated with terminating Old Telex's 12% Senior Notes, including write-off of deferred financing costs of $2.5 million, bond premium fees of $13.6 million, bond tender fees of $0.5 million and consent fees of $1.0 million, are included in extraordinary loss from early retirement of debt in the consolidated statement of operations.

The Recapitalization was financed by (i) $108.4 million of new equity provided by GSCP and certain other coinvestors, (ii) the Rollover Shares and Rollover Options valued at $21.2 million, (iii) a $140.0 million senior secured credit facility (the "Senior Secured Credit Facility") with The Chase Manhattan Bank, Morgan Stanley Senior Funding, Inc. and certain other lenders, consisting of (a) a $115.0 million term loan facility (the "Term Loan Facility"), and (b) a $25.0 million revolving credit facility (the "Revolving Credit Facility"), (iv) $125.0 million of Existing Telex Notes and (v) $36.5 million of available cash of Old Telex. Of the $108.4 million of new equity contributed by GSCP and certain other coinvestors, $25.2 million consisted of proceeds from the issuance by GST (a predessor of Holdings) of Deferred Pay Subordinated Debentures due 2009 (the "GST Subordinated Debentures").

Pursuant to the Recapitalization, the historical basis of all assets and liabilities was retained for financial reporting purposes, and the repurchases of existing Holdings Common Stock and issuance of new Holdings Common Stock have been accounted for as equity transactions.

In October 1997, Old Telex completed an exchange offer of a $125 million aggregate principal amount of new 10.5% Senior Subordinated Notes due 2007, Series A (the "New Telex Notes"), which were registered under the Securities Act, for a like principal amount of the Existing Telex Notes (together with the New Telex Notes, the "Telex Notes"). All of the Existing Telex Notes were tendered and accepted for exchange.

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

As a result of the Mergers, deferred financing costs of $2.9 million associated with Old EVI's senior credit facility were written off and are included in extraordinary loss from early retirement of debt in the consolidated statement of operations.

Sale of Business

During the nine-month period ended December 31, 1998 the Company sold the Gauss business and facility for $2.0 million on which the Company recorded a gain of $0.9 million.

Pro Forma Results of Transactions (Unaudited)

Pro forma information is presented below for the periods ended March 31, 1998 and 1997, as if the Acquisition of Old EVI, the offering by Old EVI of the EVI Notes, the Recapitalization of Old Telex (including the offering by Old Telex of the Telex Notes) and the Merger of Old Telex with and into Old EVI had occurred at the beginning of Fiscal 1997. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which occurred, nor are they indicative of future results of operations (as adjusted, in thousands):

                                         Year Ended   March 31
                                         ----------------------
                                            1998        1997
                                         ----------   --------
Net sales                                $345,775     $362,145
Operating income(a)                        24,088       43,136
Net income (loss)(a)                      (14,145)       3,925


(a)   Included in the year ended March 31, 1998 operating income and net income
      (loss), as presented, are noncash compensation charges for stock options associated with the Recapitalization, nonrecurring charges for management cash bonus, restructuring charges and a noncash impairment loss described in Note 3 below.

3. Restructuring and Special Charges:

Restructuring Charges

During the year ended March 31, 1998, the Company recorded a restructuring charge of $6.2 million attributable to the Merger-related consolidation of certain product lines, and the consolidation of certain of its worldwide manufacturing, engineering, distribution, marketing, service and administrative operations to reduce costs, to better utilize the available manufacturing and operating capacity and to enhance competitiveness. The consolidation will include the closure of some facilities and will also include the transfer of a portion of the work from certain facilities to the Company's remaining locations. The Company expects to complete substantially all of the restructuring of the operations, and the sale and disposal of the owned facilities and equipment related to those operations in 1999.

Included in the restructuring charges are $2.5 million associated with severance pay for terminated employees, most of whom work in the facilities to be closed, or from work to be transferred to other locations; $2.8 million associated with reserves established for the write-down to fair market value of certain assets and $0.9 million associated with other costs. At December 31, 1998, the Company had a restructuring reserve balance of $3.0 million. As of December 31, 1998, the Company has charged to the reserve $3.2 million, consisting of $1.5 million of cash expenditures and $1.7 million of noncash charges.

Special Charges

For the year ended March 31, 1998, the Company recognized an impairment loss of $2.2 million against operating income for certain intangible assets, including dealer and distributor lists, patents and engineering drawings and goodwill as a result of changed business conditions for certain product lines within the Company's two business segments. Considerable management judgment is necessary to estimate future cash flows. Accordingly, it is reasonably possible that the estimated discounted future cash flows may change in the near term, resulting in the need to write these or other long-lived assets down further. No such impairment loss was recognized in the nine-month period ended December 31, 1998.

4. Inventories:

Inventories consist of the following (in thousands):

                                      December 31,        March 31,
                                      ------------        ---------
                                          1998              1998
                                      ------------        ---------
Raw materials                          $32,667            $35,740
Work in progress                        10,690              9,812
Finished goods                          24,401             33,159
                                       -------            -------
                                       $67,758            $78,711
                                       =======            =======

5. Property, Plant and Equipment:

Property, plant and equipment consist of the following (in thousands):

                                      December 31,        March 31,
                                      ------------        ---------
                                          1998              1998
                                      ------------        ---------
Land                                   $   2,841          $   3,050
Buildings and improvements                23,777             23,145
Machinery and equipment                   88,570             84,417
Construction in progress                   1,821              4,976
                                       ---------          ---------
                                         117,009            115,588
Less accumulated depreciation            (68,734)           (64,811)

                                       ---------          ---------
                                       $  48,275          $  50,777
                                       =========          =========

6. Intangible Assets:

Intangible assets consist of the following (in thousands):

                                   December 31,           March 31,
                                   ------------           ---------
                                       1998                 1998
                                   ------------           ---------
Goodwill                             $ 83,300             $ 82,938
Dealer and distributor lists            5,626                5,626
Patents and engineering drawings        5,888                5,762
Other intangibles                       3,540                3,496
                                     --------             --------
                                       98,354               97,822
Less accumulated amortization         (20,876)             (18,758)
                                     --------             --------
                                     $ 77,478             $ 79,064
                                     ========             ========

7. Debt:

Revolving Lines of Credit

In May 1997, the Company entered into the Revolving Credit Facility (the "Facility"), as part of the Senior Secured Credit Facility. Under the Facility, the Company may borrow up to $25.0 million, subject to a borrowing base calculation. Interest on outstanding borrowings is calculated, at the Company's option, using the bank's prime rate or LIBOR plus specified margins. The revolving line of credit expires November 6, 2002. The Facility requires an annual commitment fee of 0.5% of the unused portion of the commitment. Borrowings are secured by accounts receivable and inventories. The Company had borrowings of $1.3 million and letters of credit outstanding in the amount of $6.2 million as of December 31, 1998, reducing the availability under the Facility to $17.5 million.

Certain foreign subsidiaries of the Company have entered into agreements with banks to provide for local working capital needs. Under these agreements, the Company may make aggregate borrowings of up to $6.5 million. At December 31, 1998, the Company had borrowings of $4.4 million under these facilities, reducing the amount available to $2.1 million. The rates of interest in effect on these facilities as of December 31, 1998, ranged from 2.1% to 8.0%, and are generally subject to change based upon prevailing local prime rates. In certain instances, the facilities are secured by a lien on foreign real property, leaseholds or accounts receivables and inventories, or guaranteed by another subsidiary of the Company.

Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                              December 31,   March 31,
                                                                 1998          1998
Senior Subordinated Notes, due May 1, 2007, bearing
  interest of 10.5% payable semiannually, unsecured          $ 125,000      $ 125,000
Senior Subordinated Notes, due March 15, 2007, bearing
  interest of 11% payable semiannually, unsecured              100,000        100,000
Senior Secured Credit Facility (Term Loan Facility):
  Term Loan A, due in quarterly installments through
   November 6, 2002, bearing interest at LIBOR plus 3.0%
    (8.07% at December 31, 1998) payable semiannually,
    secured by substantially all assets
    of the Company                                              42,500         48,250
  Term Loan B, due in quarterly installments through
    November 6, 2004, bearing interest at LIBOR plus
    3.5% (8.57% at December 31, 1998) payable
    semiannually, secured by substantially all assets
    of the Company                                              64,500         64,875
                                                             ---------      ---------
                                                               332,000        338,125
Less current portion                                            10,811         (8,250)
                                                             ---------      ---------
                                                             $ 321,189      $ 329,875
                                                             =========      =========

The Senior Subordinated Notes and the Senior Secured Credit Facility contain certain financial and nonfinancial restrictive covenants, including limitations on additional indebtedness, payment of dividends, certain investments, sale of assets, consolidations, mergers and transfers of all or substantially all of the Company's assets and capital expenditures, subject to certain qualifications and exceptions. Certain financial covenants related to the Senior Secured Credit Facility were renegotiated in December 1998. As of the issuance of this report, the Company is in compliance with all covenants related to the Senior Subordinated Notes and Senior Secured Credit Facility.

Aggregate annual maturities of long-term debt are as follows for the year ended December 31 (in thousands):

1999                                                $ 10,811
2000                                                   8,982
2001                                                  11,482
2002                                                  15,482
2003                                                  24,097
Thereafter                                           261,146
                                                    --------
                                                    $332,000
                                                    ========

8. Income Taxes:

Significant components of the provision (benefit) for income taxes attributable to income (loss) including the extraordinary item are as follows (in thousands):

                                    Nine-Month                      Period From
                                     Period                         February 11,
                                     Ended           Year Ended    1997 Through
                                   December 31,       March 31,       March 31,
                                     1998               1998            1997
                                   -----------       ----------     ------------
Current:
  Federal                         $    37            $(5,709)           $(1,330)
  State                               125                 --               (141)
  Foreign                             342                203                414
                                   ------             ------             -------
                                      504             (5,506)            (1,057)
Deferred                              718              5,609                 --
                                   ------             ------             -------
                                  $ 1,222            $   103            $(1,057)
                                   ======             ======             =======

A reconciliation of the income taxes computed at the federal statutory rate to the Company's income tax provision (benefit) including the extraordinary item is as follows (in thousands):

                                                                          Period
                                                                           From
                                             Nine-Month                 February 11,
                                               Period                      1997
                                               Ended        Year Ended    Through
                                            December 31,     March 31,   March 31,
                                              1998             1998        1997
                                           -----------     ---------     -----------
Federal benefit at statutory rate             $ (1,341)     $(17,262)     $ (1,237)
State benefit, net of federal tax                   27        (1,668)         (141)
Amortization and write-off of goodwill             200         1,450            61
Change in deferred tax asset valuation
  allowance and other income tax accruals        2,597        15,739            --
Recapitalization costs                              --         2,522            --
Foreign tax rate differences                      (171)         (741)          122
Other                                              (90)           63           138
                                              --------      --------      --------
                                              $  1,222      $    103      $ (1,057)
                                              ========      ========      ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                     December 31,     March 31,
                                                         1998            1998
                                                     ------------     ---------
Deferred tax liabilities:
  Tax over book depreciation                          $  6,876         $  6,791
                                                      --------         --------
Deferred tax assets:
  Compensation accruals                                  3,957            3,997
  Book over tax amortization                             2,656            3,250
  Pension accrual                                          920            1,206
  Inventory reserves                                     3,034            2,496
  Foreign tax credits                                    2,440            1,992
  Vacation accrual                                       1,029            1,216
  Warranty reserves                                      1,020            1,019
  Restructuring reserves                                 1,650            2,197
  Tax loss carryforward                                  5,643            3,676
  Other                                                  2,791            2,127
                                                      --------         --------
          Total deferred tax assets                     25,140           23,176
Valuation allowance                                    (18,336)         (15,739)
                                                      --------         --------
          Net deferred tax assets                        6,804            7,437
                                                      --------         --------
Net deferred tax assets (liabilities)                 $    (72)        $    646
                                                      ========         ========

The Company has established a net deferred tax valuation allowance of $18.3 million, due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

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

9. Related-Party Transactions:

Holdings' principal asset is its investment in the Company and, therefore, Holdings is dependent on the operations of the Company for its cash flow needs; however, there are no agreements between the Company and Holdings requiring the transfer of funds from the Company to Holdings. The Senior Subordinated Notes and the provisions of the indenture agreements pursuant to which the Senior Subordinated Notes were issued restrict Telex's payment of dividends, loans or advances to its affiliates.

The Company pays fees to Holdings' majority shareholder for management services in the amount of $1.7 million annually. For the nine-month period ended December 31, 1998 and the year ended March 31, 1998, the Company recorded a charge to operations for corporate charges of $1.3 million and $2.2 million, respectively, for such fees.

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

The following table presents the funded status of the above plans as recognized in the consolidated balance sheets (in thousands):

                                                                                  Period
                                                                                   From
                                                Nine-Month                      February 11,
                                                  Period           Year            1997
                                                  Ended            Ended          Through
                                                December 31,      March 31,       March 31,
                                                   1998            1998            1997
                                                 --------        --------        --------
Change in benefit obligation:
  Benefit obligation at beginning of period      $ 27,931        $     19        $     --
  Service cost                                      1,350             520              19
  Interest cost                                     1,494             187              --
  Merger                                               --          27,212              --
  Actuarial loss                                    2,750             277              --
  Benefits paid                                    (1,338)           (292)             --
  Effects of curtailment                               --               8              --
                                                 --------        --------        --------
  Benefit obligation at end of period              32,187          27,931              19
                                                 --------        --------        --------
Change in plan assets:
  Fair value of plan assets at beginning of
    period                                         23,155              --              --
  Merger                                               --          22,414              --
  Actual return on plan assets                      3,680             866              --
  Employer contribution                             1,263             212              --
  Noninvestment related expenses                      (65)            (45)             --
  Benefits paid                                    (1,338)           (292)             --
                                                 --------        --------        --------
Fair value of plan assets at end of period         26,695          23,155              --
                                                 --------        --------        --------
Funded status                                      (5,492)         (4,776)            (19)
Unrecognized actuarial loss                         1,102             570              --
Unrecognized net transition obligation                 89             119              --
Unrecognized prior service cost                         5               8              --
                                                 --------        --------        --------
Net amount recognized                            $ (4,296)       $ (4,079)       $    (19)
                                                 ========        ========        ========

Amounts recognized in the consolidated
  balance sheet consist of:
    Accrued benefit liability                    $ (4,519)       $ (4,171)       $    (19)
    Accumulated other comprehensive income            223              92              --
                                                 --------        --------        --------
Net amount recognized                            $ (4,296)       $ (4,079)       $    (19)
                                                 ========        ========        ========
Weighted-average assumptions:
  Discount rate                                       6.5%            7.0%            7.0%
  Expected return on plan assets                      9.0             9.0             N/A
  Rate of compensation increase                       4.5             4.5              --

                                                                           Period
                                                                            From
                                               Nine-Month                February 11,
                                                 Period      Year           1997
                                                 Ended       Ended         Through
                                              December 31,   March 31,    March 31,
                                                  1998         1998         1997
                                              ------------   ---------    ---------
Components of net periodic benefit cost:
  Service cost                               $ 1,350      $    187       $    19
  Interest cost                                1,494           520            --
  Expected return on plan assets              (1,416)         (147)           --
  Amortization of unrecognized net
    transition obligation                         30             3            --
  Amortization of prior service cost               3            --            --
  Recognized actuarial loss                       18            14            --

                                             -------       -------       -------
Net periodic benefit cost                    $ 1,479       $   577       $    19
                                             =======       =======       =======

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

The Company's Japanese subsidiary also has a retirement and termination plan (the "Retirement Plan"), which provides benefits to employees in Japan upon their termination of employment. The benefits are based upon a multiple of the employee's monthly salary, with the multiple determined based upon the employee's years of service. The multiple paid to employees who retire or are involuntarily terminated is greater than the multiple paid to those who voluntarily terminate their services. The Retirement Plan is unfunded, and the accompanying consolidated balance sheet includes a liability of approximately $1.1 million at December 31, 1998, which represents the actuarially determined estimated present value of the Company's liability as of this date. In developing this estimate, the actuary used discount and compensation growth rates prevailing in Japan of 2.4% and 1.1%, respectively. For the nine-month period ended December 31, 1998, the year ended March 31, 1998 and the period from February 10, 1997 through March 31, 1997, the Company charged $0.1 million, $0.3 million and $0.0 million, respectively, to expense for this plan.

11. Postretirement Benefits:

The Company is obligated to provide health and life insurance benefits to certain employees of its U.S. operations upon retirement. Contributions required to be paid by the employees towards the cost of such plans are a flat dollar amount per month in certain instances, or a range from 25% to 100% of the cost of such plans in other instances.

The following table presents the status of the above plans as recognized in the consolidated financial statements (in thousands):

                                                                         Period
                                                                          From
                                               Nine-Month              February 11,
                                                 Period      Year         1997
                                                 Ended       Ended       Through
                                              December 31,   March 31,  March 31,
                                                 1998         1998         1997
                                              -----------    ---------  -----------
Change in benefit obligation:
  Benefit obligation at beginning of year       $ 513        $ 415        $ 343
  Service cost                                     18           23            1
  Interest cost                                    28           36            1
  Actuarial loss                                   29           39           70
  Benefits paid                                    (3)          --           --
                                                -----        -----        -----
  Benefit obligation at end of year               585          513          415
                                                -----        -----        -----
Fair value of plan assets at end of year           --           --
                                                -----        -----        -----
Funded status                                    (585)        (513)        (415)
Unrecognized actuarial loss                       132          106           70
Unrecognized prior service cost                    --           --           --
                                                -----        -----        -----
Net amount recognized                           $(453)       $(407)       $(345)
                                                =====        =====        =====

Amounts recognized in the consolidated
  balance sheet consist of:
    Prepaid benefit cost                        $  --        $  --        $  --
    Accrued benefit liability                    (453)        (407)        (345)
    Intangible asset                               --           --           --
    Accumulated other comprehensive income         --           --           --
                                                -----        -----        -----

Net amount recognized                           $(453)       $(407)       $(345)
                                                =====        =====        =====
Weighted-average assumptions:
  Discount rate                                   6.5%         7.0%         7.8%

The assumed health care cost trend rate used in measuring the benefit obligation is 8% for the year ended March 31, 1998, declining at a rate of 1.5% per year to an ultimate rate of 5.0% in 2000.

Net periodic benefit cost included the following components (in thousands):

                                                                          Period
                                                                           From
                                                Nine-Month              February 11,
                                                  Period        Year       1997
                                                  Ended        Ended      Through
                                               December 31,   March 31,  March 31,
                                                 1998          1998        1997
                                               ------------   ---------  ---------
Components of net periodic benefit cost:
  Service cost                                    $18          $24        $ 1
  Interest cost                                    28           36          1
  Amortization of unrecognized net actuarial
    loss                                            3            2         --

                                                  ---          ---        ---
Net periodic benefit cost                         $49          $62        $ 2
                                                  ===          ===        ===

A one-percentage point change in assumed healthcare cost trend rates would have an immaterial effect on service and interest cost components.

The Company does not provide any postemployment benefits which would require accrual under SFAS No. 112, "Employers' Accounting for Postemployement Benefits."

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

environmental laws. The Company had Phase I Environmental Site Assessments and Compliance Reviews conducted by a third-party environmental consultant at all of its manufacturing sites and is aware of environmental conditions at certain of such sites that require or may require remediation or continued monitoring. In particular, the Company's site in Buchanan, Michigan, has been designated a Superfund site under U.S. environmental laws. The Sellers have agreed to indemnify the Company fully for environmental liabilities resulting from the Buchanan, Michigan, Superfund site and certain of the other sites at which the environmental consultant indicated monitoring or remediation was necessary.

The Company's environmentally related expenditures for the nine-month period ended December 31, 1998, the year ended March 31, 1998 and the period from February 11, 1997, through March 31, 1997, were not material. The Company does not believe that the costs to the Company of environmental compliance under current laws and regulations will have a material adverse effect on the financial position or results of operations of the Company.

The Company is party to a 1988 consent decree with the predecessor to the Nebraska Department of Environmental Quality (NDEQ) relating to the cleanup of hazardous waste at the Company's Lincoln, Nebraska facility. In connection with ongoing monitoring and cleanup activities at the site and on adjacent property, the Company has received from the NDEQ three notices of noncompliance (all of which related to the same underlying matter). The Company is in discussions with the NDEQ regarding future actions but does not believe that the costs related to its responsibilities at the site will result in material adverse effect on the Company's results of operations or financial condition. NDEQ and the U.S Environmental Protection Agency (USEPA) also have requested the Company to take action in connection with a postclosure permit and possibly to perform additional remediation at the site. In December 1997, the Company entered into an Administrative Order on Consent with USEPA under the Resource Conservation and Recovery Act to further investigate and remediate the Lincoln facility and an adjoining property. The Company is not able at this time to determine the amount of additional expenses, if any, that may be incurred by the Company as a result of these actions.

Through December 31, 1998, the Company had accrued approximately $1.7 million over the life of the project for anticipated costs to be incurred for the Lincoln, Nebraska cleanup activities, of which approximately $1.4 million had been incurred.

The Company estimates that it will incur in 1999 approximately $150,000 of environmentally related capital expenditures in addition to those costs associated with the Lincoln, Nebraska cleanup activities described above. The Company also incurs approximately $30,000 per year of expenses associated with the disposal of hazardous materials generated in connection with its manufacturing processes.

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

The Chief Executive Officer (CEO) entered into an employment agreement with Holdings (an Employment Agreement, and together with other Employment Agreements described herein, the Employment Agreements), for the period ended December 31, 1999, which is automatically renewed for successive annual periods thereafter. Pursuant to such Employment Agreement, the CEO will receive (i) a base annual salary of $300,000, (ii) annual bonuses of $300,000 (prorated for any partial year of employment) for each of calendar years 1998 and 1999, and thereafter an aggregate annual incentive award of up to approximately $300,000 if certain performance objectives are achieved, and (iii) a special one-time bonus of $1 million upon achievement of specified performance objectives, with additional incremental bonuses payable upon achievement of certain increases in specified performance measures thereafter. In addition, the CEO is entitled to receive certain perquisites and to participate in any new option plan which the Company may adopt, pursuant to which he will receive options to purchase 250,000 shares of Holdings Common Stock. The CEO's employment is terminable by the Company on 30 days' written notice (or immediately for cause) or by the CEO on 60 days' written notice. Upon termination, including due to the CEO's death or disability, the CEO will be entitled to receive all compensation, benefits and perquisites accrued under his Employment Agreement through the effective date of his termination of employment.

Lease Commitments

At December 31, 1998, the Company had various noncancelable operating leases for manufacturing, distribution and office buildings, warehouse space and equipment.

Approximate future minimum rental commitments under all noncancelable operating leases are as follows (in thousands):

Year Ended December 31:
  1999                                                $2,365
  2000                                                 1,889
  2001                                                   713
  2002                                                   378
  2003                                                   282
  2004 and thereafter                                  1,867
                                                      ------
          Total minimum lease commitments             $7,494
                                                      ======

13. Segment Information:

Subsequent to the Mergers, the Company reorganized what had been classified as Old Telex's four strategic business units and Old EVI's four principal lines of business into the following two business segments:

Professional Sound and Entertainment

Professional Sound and Entertainment includes Old EVI's three principal lines of business within the overall professional audio market: (i) Fixed Installation;
(ii) Professional Music Retail; and (iii) Concert/Recording/Broadcast, and Old Telex's Broadcast Communications Systems and Sound Reinforcement product groups (these businesses were previously part of Old Telex's Professional Sound and Entertainment Group).

Multimedia/Audio Communications

Multimedia/Audio Communications includes all of Old Telex's Multimedia/Audio Communications, RF/Communications and Hearing Instruments Groups, the Tape Duplication product group from Old Telex's Professional Sound and Entertainment Group, and Old EVI's Other Applications line of business, consisting of handheld microphones and earphones for field and aircraft communications, both military and civilian, equipment for high-speed duplication of audio tapes, and components marketed to original equipment manufacturers for incorporation into their products.

The amounts in the following tables have been presented to coincide with the new business segments.

           As of and For the Nine-Month Period Ended December 31, 1998

                                           Professional   Multimedia/
                                            Sound and      Audio
                                           Entertain-     Communi-        Corporate        Total
                                             ment         cations
                                           ---------      ---------      ---------       ---------
Net sales                                  $ 152,822      $  93,520      $      --       $ 246,342
Cost of sales                                 97,711         59,555             --         157,266
                                           ---------      ---------      ---------       ---------
      Gross profit                            55,111         33,965             --          89,076

Operating expenses:
  Engineering                                     --             --         11,214          11,214
  Selling, general and administrative             --             --         53,678          53,678
  Corporate charges                               --             --          1,287           1,287
  Amortization of intangibles                     --             --          2,118           2,118
                                           ---------      ---------      ---------       ---------
                                                  --             --         68,297          68,297
                                           ---------      ---------      ---------       ---------
Operating profit (loss)                       55,111         33,965        (68,297)         20,779
Interest expense                                  --             --         27,328          27,328
Other (income) expense                            --             --         (2,719)         (2,719)
Provision (benefit) for income taxes              --             --          1,222           1,222
                                           ---------      ---------      ---------       ---------
      Net income (loss)                    $  55,111      $  33,965      $ (94,128)      $  (5,052)
                                           =========      =========      =========       =========
Depreciation expenses                      $   2,346      $   1,788      $   2,650       $   6,784
                                           =========      =========      =========       =========
Capital expenditures                       $   1,734      $     892      $   2,560       $   5,186
                                           =========      =========      =========       =========
Total assets                               $ 180,998      $  57,495      $  34,783       $ 273,276
                                           =========      =========      =========       =========

                                United
                                States     Germany     Japan     Canada      China      Others     Total
                                ------     -------     -----     ------      -----      ------     -----
Net sales                      $119,004   $ 46,036   $ 12,244   $ 10,888   $  9,970   $ 48,200   $246,342
                               ========   ========   ========   ========   ========   ========   ========
Long-lived assets by country   $126,277   $  5,564   $  1,533   $     --   $     42   $  3,923   $137,339
                               ========   ========   ========   ======     ========   ========   ========

                   As of and For the Year Ended March 31, 1998

                                        Professional   Multimedia/
                                          Sound and      Audio
                                         Entertain-    Communi-
                                           ment         cations   Corporate      Total
                                        -----------     -------   ---------    ---------
Net sales                               $ 207,618     $ 125,346   $      --    $ 332,964
Cost of sales                             125,593        80,031          --      205,624

      Gross profit                         82,025        45,315          --      127,340
                                        ---------     ---------   ---------    ---------
Operating expenses:
  Engineering                                  --            --      17,278       17,278
  Selling, general and administrative          --            --      81,695       81,695
  Restructuring charges                        --            --       6,232        6,232
  Corporate charges                            --            --       2,203        2,203
  Special charges                              --            --       2,231        2,231
  Amortization of intangibles                  --            --       3,207        3,207
                                        ---------     ---------   ---------    ---------
                                               --            --     112,846      112,846
                                        ---------     ---------   ---------    ---------
Operating profit (loss)                    82,025        45,315    (112,846)      14,494
Interest expense                               --            --      37,938       37,938
Recapitalization expense                       --            --       6,710        6,710
Other (income) expense                         --            --          43           43
Provision (benefit) for income taxes           --            --         103          103
Extraordinary loss                             --            --      20,579       20,579

      Net income (loss)                 $  82,025     $  45,315   $(178,219)   $ (50,879)
                                        =========     =========   =========    =========

Depreciation expenses                   $   4,281     $   2,366   $   1,938    $   8,585
                                        =========     =========   =========    =========

Capital expenditures                    $   4,028     $   1,720   $   2,720    $   8,468
                                        =========     =========   =========    =========

Total assets                            $ 141,709     $  47,598   $ 110,945    $ 300,252
                                        =========     =========   =========    =========

                                 United
                                 States    Germany     Japan     Canada      China     Others     Total
                                 ------    -------     -----     ------      -----     ------     -----
Net sales                      $188,211   $ 22,904   $ 19,397   $ 12,033   $    849   $ 89,570   $332,964
                               ========   ========   ========   ========   ========   ========   ========

Long-lived assets by country   $131,185   $  5,186   $    690   $    142   $    614   $  3,327   $141,144
                               ========   ========   ========   ========   ========   ========   ========

     As of and For the Period From February 11, 1997 Through March 31, 1997

                                           Professional   Multimedia/
                                            Sound and      Audio
                                           Entertain-     Communi-        Corporate        Total
                                             ment         cations
                                           ---------      ---------      ---------       ---------

Net sales                                  $ 26,587      $  1,727        $     --       $ 28,314
Cost of sales                                16,803         1,252              --         18,055
                                            -------       -------         -------        -------
      Gross profit                            9,784           475              --         10,259

Operating expenses:
  Engineering                                    --            --           1,320          1,320
  Selling, general and administrative            --            --           6,365          6,365
  Corporate charges                              --            --             100            100
  Amortization of intangibles                    --            --             180            180
                                            -------       -------         -------        -------
                                                 --            --           7,965          7,965
                                            -------       -------         -------        -------
Operating profit (loss)                       9,784           475          (7,965)         2,294
Interest expense                                 --            --           5,032          5,032
Other (income) expense                           --            --              56             56
Provision (benefit) for income taxes             --            --          (1,057)        (1,057)
Extraordinary loss                               --            --              --             --
                                            -------       -------         -------        -------
      Net income (loss)                    $  9,784      $    475        $(11,996)      $ (1,737)
                                            =======       =======         =======        =======
Depreciation expenses                      $    470      $     57        $    190       $    717
                                            =======       =======         =======        =======
Capital expenditures                       $     26      $     67        $     --       $     93
                                            =======       =======         =======        =======

                                     United
                                     States   Germany   Japan   Canada   China   Others     Total
                                     ------   -------   -----   ------   -----   ------     -----
Net sales                            $12,112  $3,213   $3,129   $390     $1,943  $  7,527 $ 28,314
                                     =======  ======   ======   ====     ======  ======== ========

The net sales to unaffiliated customers reflect the sales from the Company's operating units located in each geographic area. The net sales to unaffiliated customers into each of its geographic regions for the nine-month period ended December 31, 1998 were as follows: North America--$129.9 million, Europe--$71.1 million, and Asia and other foreign--$44.5 million. The net sales to unaffiliated customers into each of its principal geographic regions for the year ended March 31, 1998 were as follows: North America--$205.3 millions; Europe--$67.2 million and Asia and other foreign--$60.5 million. Export sales from the United States to unaffiliated customers were approximately $52.4 million, $44.3 million and $1.1 million for the nine-month period ended December 31, 1998 the year ended March 31, 1998 and the period from February 11, 1997 through March 31, 1997, respectively. Sales from the Company's subsidiaries in Canada, Singapore, United Kingdom, Hong Kong, Germany, France, Switzerland, Japan and Australia accounted for approximately 60%, 75% and 50% of the total international sales for the nine-month period ended December 31, 1998, the year ended March 31, 1998 and the period from February 11, 1997 through March 31, 1997, respectively. Substantially all of the Company's sales from these subsidiaries are transacted in the respective subsidiaries' local currency. The Company's operating profits on export sales are comparable to those realized on domestic sales.

Corporate identifiable assets relate principally to the Company's investment in information systems and corporate facilities, as well as cost in excess of net assets acquired included in intangible assets and deferred financing costs.

14. Equity:

Stock Split

On June 25, 1997, Holdings' board of directors approved a 20-for-1 stock split of all Holdings' outstanding Common Stock. All common stock options for the purchase of Holdings Common Stock described below have been restated for the period presented to reflect the common stock split.

Stock Compensation Plans

The 1997 Stock Option Plan authorizes the issuance of up to 769,460 shares of Holdings Common Stock, of which 267,300 have been granted and 300,195 have been canceled. The exercise price of these options ranges from $7.98 to $31.93. The nonqualified options may be granted to certain key employees, directors and independent contractors of the Company or Holdings.

A summary of the Company's stock option activity and related information for the period from May 6, 1997 (the date on which both entities came under common control) through December 31, 1998 is as follows:

                                        Nine-Month Period
                                           Ended                        Year Ended
                                        December 31, 1998            March 31, 1998
                                    ------------------------    -----------------------
                                                    Weighted                   Weighted
                                                     Average                    Average
                                                    Exercise                   Exercise
                                     Options         Price      Options          Price
                                     -------         -----      -------          -----
Beginning of period                  780,560       $  10.61     242,000       $   1.27
  Granted                              1,700          12.91     557,020          14.80
  Exercised                               --             --        (873)          7.98
  Canceled                          (300,195)         16.55     (17,587)         17.63
                                     -------                    -------

End of period                        482,065           6.91     780,560          10.61
                                     =======                    =======

Exercisable at end
  of period                          353,735           3.39     289,500           2.37
                                     =======                    =======
Available for future
  grants                             510,935                    212,440
                                     =======                    =======

Exercise prices for options outstanding as of December 31, 1998 range from $0.075 to $31.93. The weighted average remaining contractual life of those options is 8.3 years as of December 31, 1998. Compensation expense has been recognized for options granted below fair market value as of the date of grant over their respective vesting periods.

The Company accounts for its stock-based compensation plans under APB Opinion No. 25 under which compensation cost of $1,353,774 and $3,156,000 was recorded in the nine-month period ended December 31, 1998 and the year ended March 31, 1998, respectively. Had compensation expense been recorded at fair value consistent with the methodology prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation," Telex' net loss and net loss per share would have been reduced to the following pro forma amounts:

                                      Nine-Month
                                        Period       Year
                                        Ended        Ended
                                      December 31,  March 31,
                                          1998        1998
                                      ------------  ---------
 Net loss (in thousands)
   As reported                          $5,052       $50,879
   Pro forma                             5,052        54,035

The fair value of each award under the Option Plan is estimated on the date of grant using the Black-Scholes options pricing model. The following assumptions were used to estimate the fair value of options:

                            Nine-Month           Year
                           Period Ended          Ended
                            December 31,        March 31,
                               1998               1998
                            ------------       ---------
Risk free interest rate      6.75%                 4.50%
Expected life                5.00                  5.00
Expected volatility            --                    --
Expected dividend yield        --                    --

The weighted average fair values at the grant dates are as follows:

December 31, 1998                                    $31.98
March 31, 1998                                        31.98

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

Long-Term Debt

The fair value of the Company's long-term debt approximates fair value because of the variability of the interest cost associated with these instruments. The fair value of the Company's Senior Subordinated Notes is estimated based on quoted market values for the notes.

The estimated fair values of the Company's financial instruments are as follows as of December 31, 1998 and March 31, 1998 (in thousands):

                                      December 31, 1998       March 31, 1998
                                    -------------------       ----------------
                                    Carrying      Fair        Carrying   Fair
                                    Amount        Value       Amount     Value
                                    ------        -----       ------     -----
Cash and cash equivalents           $  3,431    $  3,431    $  2,224    $  2,224
Accounts receivable                   53,926      53,926      62,085      62,085
Accounts payable                      20,837      20,837      20,165      20,165
Revolving line of credit               5,703       5,703      15,119      15,119
Long-term debt, excluding Senior
  Subordinated Notes                 107,000     107,000     113,125     113,125
Senior Subordinated Notes            225,000     200,000     225,000     207,000

16. Quarterly Financial Data:

The following table shows the unaudited quarterly financial data (in thousands):

                                       June 30,    September 30,   December 31,
                                         1998         1998            1998
                                       --------    -------------   ------------
Net sales                             $ 78,888      $ 87,392        $ 80,062
Operating profit                         6,319         9,089           5,371
Net income (loss)                       (3,162)        1,280          (3,170)

17. Supplemental Disclosures to the Consolidated Statement of Cash Flows:

The cash paid for the acquisition of Old EVI, net of cash acquired, was allocated as follows:

Working capital                                                         $ 63,878
Plant and equipment                                                       31,649
Purchase price in excess of the net tangible assets acquired              60,588
Deferred financing costs                                                   6,450
Other assets                                                               1,358
Noncurrent liabilities                                                    (9,308)
                                                                        --------
          Net cash used for Acquisition                                 $154,615
                                                                        ========

18. Subsequent Event:

Sale of Facilities

In March 1999, in separate transactions, the Company sold certain of its facilities vacated in 1998 due to merger-related restructuring for cash proceeds of $1.9 million. Included in the transaction were its Slymar, California and a portion of its Oklahoma City, Oklahoma facilities.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To EV International, Inc:

We have audited the accompanying consolidated statements of income and retained earnings and cash flows of EV International, Inc. (a Delaware corporation) for the period from March 1, 1996 through February 10, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of EV International, Inc. for the period from March 1, 1996 through February 10, 1997, in conformity with generally accepted accounting principles.

                                                ARTHUR ANDERSEN LLP

New York, New York,
   May 9, 1997

                             EV INTERNATIONAL, INC.

             Consolidated Statement of Income and Retained Earnings

           For the Period From March 1, 1996 Through February 10, 1997

                                 (In Thousands)

NET SALES                                                             $ 177,100

COST OF SALES                                                           112,100
                                                                      ---------
          Gross profit                                                   65,000
                                                                      ---------
OPERATING EXPENSES:
  Engineering                                                             8,000
  Selling, general and administrative                                    41,600
  Amortization of goodwill                                                  900
                                                                      ---------
                                                                         50,500
                                                                      ---------
OPERATING PROFIT                                                         14,500

GAIN ON SALE OF ASSETS                                                       --
                                                                      ---------
          Income before income taxes                                     14,500

PROVISION FOR INCOME TAXES                                                6,200
                                                                      ---------
          Net income                                                      8,300

RETAINED EARNINGS, beginning of period                                  133,000
  Cash transfers (to) from Parent, net and adjustments resulting
    from the acquisition (Note 1)                                        (2,000)
                                                                      ---------
RETAINED EARNINGS, end of period                                      $ 139,300
                                                                      =========

               The accompanying notes to financial statements are
                      an integral part of this statement.

                             EV INTERNATIONAL, INC.

                      Consolidated Statement of Cash Flows

           For the Period From March 1, 1996 Through February 10, 1997

                                 (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $ 8,300
  Items not affecting cash-
    Depreciation and amortization                                         5,100
    Deferred income tax                                                     700
  Changes in assets and liabilities-
    Accounts receivable                                                    (500)
    Inventories                                                          (2,100)
    Other assets                                                         (2,500)
    Accounts payable                                                       (800)
    Other liabilities                                                    (2,900)
                                                                        -------
          Net cash provided by operating activities                       5,300
                                                                        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                  (3,300)
                                                                        -------
NET CASH TRANSFERRED FROM (TO) PARENT AND ADJUSTMENTS RESULTING FROM
  THE ACQUISITION (Note 1)                                              $(2,000)
                                                                        =======


                     The accompanying notes are an integral
                       part of this financial statement.

                             EV INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements

           For the Period From March 1, 1996 Through February 10, 1997

                             (Amounts in Thousands)

1. Background Information and Significant Accounting Policies:

Prior to the date of their disposition on February 10, 1997, Mark IV Industries, Inc. (Mark IV) was the owner of a number of operating divisions and subsidiaries which made up its professional audio business, referred to as the Mark VI Audio Group (the Group). Effective February 10, 1997, Mark IV completed a reorganization of the Group in which certain assets and liabilities not relating to the business of the Group were transferred out of the parent company of the Group, Gulton Industries, Inc. (Gulton). On the same date, (i) all the issued and outstanding stock of Gulton was then sold to an indirect acquisition subsidiary of Greenwich Street Capital Partners, L.P. (Sub); (ii) Sub merged with and into Gulton, with Gulton surviving; and (iii) Gulton merged with and into Electro-Voice, Incorporated (EV), Mark IV Audio, Inc.; Mark IV Audio Magnetic, Inc. and LFE Corporation, with EV surviving, and (iv) EV changed its name to EV International, Inc. (the Company). The accompanying financial statements have been restated to reflect the foregoing steps and include the accounts of Gulton. All references to the Company relate to the business of the Mark IV Audio Group, and exclude any activities which may have been a part of the Company during the reporting periods, but which were transferred out as part of the foregoing steps. There were no adjustments to the net assets or net income of the Group as a result of this reorganization. The operating subsidiaries and divisions of the Company are as follows:

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

Property, Plant and Equipment

The Company provides for depreciation of plant and equipment primarily on the straight-line method to amortize the cost of such plant and equipment over their useful lives. Depreciation expense was approximately $4,200 for the period from March 1, 1996 through February 10, 1997.

Cost in Excess of Net Assets Acquired (Goodwill)

Management continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted net cash flows of the business. Goodwill is amortized on the straight-line method over a 40-year period. Amortization expense was approximately $900 for the period from March 1, 1996 through February 10, 1997.

Income Taxes

Mark IV adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," in fiscal year 1994. The adoption of this standard retroactively changed Mark IV's method of accounting for income taxes from the deferred method to the liability method. The Company's provisions for income taxes have been calculated on the separate return basis.

Postretirement Benefits

Mark IV adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective as of February 28, 1993. SFAS No. 106 required the estimated present value of the Company's liability for its commitments to provide health and life insurance benefits to its retirees to be included in the balance sheet. The related expense is required to be recognized on the accrual method over the remaining years of the employees' active service, up to the dates of the individual's eligibility to retire and begin receiving the benefit.

Research and Development Costs

Research and development costs are expensed as incurred and amounted to approximately $7,700 for the period from March 1, 1996 through February 10, 1997.

Foreign Currency

The assets and liabilities of the Company's foreign operations are translated at year-end exchange rates, and resulting gains and losses are included as a part of net equity. Realized foreign currency transactions recognized at the Company level have been eliminated from the accompanying consolidated statements of income, since such transactions are an integral part of Mark IV's consolidated currency exposure, including operations other than those of the Company.

2. Income Taxes:

Income before taxes and the related provision for income taxes for the period from March 1, 1996 through February 10, 1997 consist of the following:

Income before taxes:
  United States                                      $10,700
  Foreign                                              3,800
                                                     -------
          Total income before taxes                  $14,500
                                                     =======

Provision for income taxes:
  Currently payable-
    United States                                    $ 4,700
    Foreign                                              800
                                                     -------
          Total currently payable                      5,500
                                                     -------
  Deferred-
    United States                                        200
    Foreign                                              500
                                                     -------
          Total deferred income tax                      700
                                                     -------
          Total provision for income taxes           $ 6,200
                                                     =======

The provision for income taxes for the period from March 1, 1996 through February 10, 1997 differs from the amount computed using the U.S. statutory income tax rate as follows:

Expected tax at U.S. statutory income tax rate        $5,100
Permanent differences                                    600
State and local income taxes                             600
Foreign tax rate differences                            (100)

                                                      ------
          Total provision for income taxes            $6,200
                                                      ======

For purposes of these financial statements, the undistributed earnings of Gulton's foreign subsidiaries were considered to have been reinvested in each country, and were not expected to be remitted back to Mark IV.

3. Pension and Retirement Savings Plans:

Prior to the consummation of the steps set forth in Note 1, the Company's U.S. employees participated in one of a number of defined-benefit pension plans which were funded and administered by Mark IV. Such plans provide retirement benefits based upon the employees' age, earnings and years of service, or based upon years of service multiplied by stated monthly benefit amounts. The Company recognized an expense for the estimated service cost of such plans of approximately $350 for the period from March 1, 1996 through February 10, 1997. The plans are a part of Mark IV's Master Defined Benefit Plan, and the funded position and responsibility for benefit payments were managed by Mark IV.

Certain of the Company's U.S. employees also participated in defined contribution plans which were also funded and administered by Mark IV. The Company recognized an expense of approximately $170 for the period from March 1, 1996 through February 10, 1997.

The Company's Japanese subsidiary also had a retirement and termination plan (the Retirement Plan) which provided benefits to employees in Japan upon their termination of employment. The benefits were based upon a multiple of the employee's monthly salary, with the multiple determined based upon the employee's years of service. The multiple paid to employees who retired or are involuntarily terminated is greater than the multiple paid to those who voluntarily terminate their services. The Company recognized an expense of approximately $100 for these plans for the period from March 1, 1996 through February 10, 1997.

4. Postretirement Benefits:

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

The Company's postretirement benefit expense on the accrual method for the period from March 1, 1996 through February 10, 1997 includes the following components:

Service cost-benefits earned during the period           $ 5
Interest cost on the APBO                                 15

                                                         ---
          Total expense                                  $20
                                                         ===

The APBO was calculated using a discount rate of 7.50% at February 10, 1997. The rate used in the prior year was 8.75%. The change in the discount rate did not have a significant effect on the expense determination for fiscal 1996. The APBO determinations assume an initial health care cost trend rate of approximately 8.0%, trending down ratably to an ultimate rate of 4.5%. A one-percentage-point increase in such trend rate would not have a significant effect on the Company's obligations or annual expense.

5. Legal and Environmental Matters:

The Company has historically been involved in various legal and environmental matters. In the opinion of management, the ultimate cost to resolve these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

6. Foreign Operations:

The Company's foreign operations are located in Europe and the Far East. Information concerning the Company's operations by geographic area for the period from March 1, 1996 through February 10, 1997 is as follows:

Net sales to customers:
  United States                                     $111,000
  Foreign                                             96,300
  Eliminations                                       (30,200)
                                                    --------
          Total net sales to customers              $177,100
                                                    ========
Operating income:
  United States                                     $ 12,700
  Foreign                                              3,800
  Eliminations                                        (2,000)
                                                    --------
                                                    $ 14,500
                                                    ========

The net sales to customers reflect the sales of the Company's operating units in each geographic area to unaffiliated customers. Export sales from the United States to unaffiliated customers were approximately $8,160 for the period from March 1, 1996 through February 10, 1997.

7. Related Party Transactions:

Through February 10, 1997, Mark IV provided and coordinated treasury, tax, audit, legal, medical and risk insurance, and benefits administration services to the various operating units of the Company. Insurance, legal, audit and direct employee benefits-related costs have been allocated directly to the Company. An allocation of Mark IV's costs for tax, treasury and other administrative work performed has not been made as Mark IV management did not believe such costs to be significant. All intercompany accounts with Mark IV and its affiliates other than the Company and its subsidiaries have been included as a part of net equity.

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

The Company has an informal lease arrangement with Mark IV for a facility which it uses for its cabinet assembly requirements. The Company recognized an expense for this lease of approximately $450 for the period from March 1, 1996 through February 10, 1997.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           TELEX COMMUNICATIONS, INC.
                       (Commission File Number: 333-27341)

                                  EXHIBIT INDEX
                                       for
                                    Form 10-K


EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT

2(a)    - Exchange Agreement and Plan of Merger, dated as of January 29, 1998, among Greenwich I LLC, Greenwich II LLC, EVI Audio Holdings, Inc., Telex Communications Group, Inc. ("Holdings"), Telex Communications, Inc. ("Old Telex") and EV International, Inc. (incorporated by reference to Exhibit 2 to Old Telex's Quarterly Report on Form 10-Q for nine months ended December 31, 1997, filed with the Commission on February 17, 1998, File No. 333- 30679).

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

4(d)    - Second Supplemental Indenture, dated as of February 2, 1998, made by
          Old EVI in favor of Manufacturers and Traders Trust Company, as trustee (incorporated by reference to Exhibit 2 to Old Telex's Quarterly Report on Form 10-Q for nine months ended December 31, 1997, filed with the Commission on February 17, 1998, File No. 333- 30679).

4(e)    - Credit Agreement, dated May 6, 1997 (as amended, the "Credit
          Agreement"), among Old Telex, the lenders named on the signature pages thereof (the "Senior Lenders") and The Chase Manhattan Bank, a New York banking corporation ("Chase"), as administrative agent for such Senior Lenders (the "Administrative Agent") (incorporated by reference to Exhibit 4(d) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

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

4(i)    - Amendment No. 1, dated as of January 29, 1998, to the Credit
          Agreement, among Telex Communications, Inc., The Chase Manhattan Bank, as Administrative Agent, Morgan Stanley Senior Funding, Inc. and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 2 to Old Telex's Quarterly Report on Form 10-Q for nine months ended December 31, 1997, filed with the Commission on February 17, 1998, File No. 333-30679).

4(j)    - Amendment No. 2, dated as of December 23, 1998, to the Credit
          Agreement, among the Company, The Chase Manhattan Bank, as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Documentation Agent, and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10(a) to the Company's Current Report on Form 8-K, filed with the Commission on January 15, 1999, File No. 333-27341).

10(a)   - Amended and Restated Stockholders Agreement, dated March 4, 1997, among Old Telex, G-II and the Stockholders set forth on Schedule A thereto (incorporated by reference to Exhibit 10(a) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

10(b)   - Consulting Agreement, dated May 6, 1997, between Greenwich Street
          Capital Partners, Inc. ("GSCP Inc."), Holdings and G-II (incorporated by reference to Exhibit 10(c) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

10(c)   - Form of Amendment, dated May 1, 1998, to the Consulting Agreement, dated May 6, 1997, between GSCP Inc., Holdings and G-II (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, filed with the Commission on May 29, 1998, File No. 333-27341).

10(d)   - Indemnification Agreement, dated May 6, 1997, between GSCP Inc.,
          Holdings and G-II (incorporated by reference to Exhibit 10(d) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

*10(e)  - Fee Agreement, dated May 6, 1997, between GSCP Inc. and Holdings
          (incorporated by reference to Exhibit 10(e) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).



*10(f) - Employment Agreement, dated March 4, 1997, between Holdings, Old Telex and John L. Hale (incorporated by reference to Exhibit 10(f) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

*10(g)  - Employment Agreement, dated as of August 26, 1998 between Ned C.
          Jackson and Telex Communications Group, Inc. (filed as an exhibit hereto).

*10(h) - 1997 Telex Communications Group, Inc. Stock Option Plan (incorporated by reference to Exhibits 10(h), 10(i) and 10(j) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

*10(i) - Telex Communications Group, Inc. Cash Bonus Plan (incorporated by reference to Exhibits 10(h), 10(i) and 10(j) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679.)

*10(j)  - Telex Communications Group, Inc. Management Cash Compensation Plan
          (incorporated by reference to Exhibits 10(f), 10(g) and 10(h) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

*10(k) - Warrant, dated April 7, 1998, issued by Holdings to Jeffrey Rosen, and form of amendment thereto (incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, filed with the Commission on May 29, 1998, File No. 333- 27341).

*10(l)  - Warrant, dated April 7, 1998, issued by Holdings to Christopher
          Forester, and form of amendment thereto (incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, filed with the Commission on May 29, 1998, File No. 333-27341).

*10(m)  - Warrant, dated April 7, 1998, issued by Holdings to Edgar S. Woolard,
          Jr., and form of amendment thereto (incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, filed with the Commission on May 29, 1998, File No. 333-27341).

*10(n) - Warrant, dated April 7, 1998, issued by Holdings to Evan Marks, and form of amendment thereto (incorporated by reference to Exhibit 10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, filed with the Commission on May 29, 1998, File No. 333- 27341).

10(o)   - Tradename and Trademark License Agreement, dated February 10, 1997, between Gulton Industries, Inc. and Mark IV Industries, Inc. (incorporated by reference to Exhibit 10 (e) to the Registrant's Registration Statement on Form S-4, filed with the Commission on July 30, 1997, Registration No. 333-27341).

10(p)   - Software License Agreement, dated February 10, 1997, between Gulton
          Industries, Inc. and Mark IV Industries, Inc. (incorporated by reference to Exhibit 10(g) to the Registrant's Registration Statement on Form S-4, filed with the Commission on July 30, 1997, Registration No. 333- 27341).

*10(q)   - Collective Bargaining Agreement, dated May 15, 1995, between
          Electro-Voice, Inc. and the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, AFL-CIO, and its Local 662, relating to the Company's manufacturing facility in Newport, Tennessee (incorporated by reference to Exhibit 10(h) to the Registrant's Registration Statement on Form S-4, filed with the Commission on July 30, 1997, Registration No. 333- 27341).

*10(r)  - Collective Bargaining Agreement, dated June 1, 1992, between
          Electro-Voice, Inc. and the International Union of Electronic, Electrical, Technical, Salaried and Machine and Furniture Workers, AFL-CIO, and its Local 663, relating to the Company's manufacturing facility in Sevierville, Tennessee (incorporated by reference to Exhibit 10(i) to the Registrant's Registration Statement on Form S-4, filed with the Commission on July 30, 1997, Registration No. 333-27341).

*10(s)  - Collective Bargaining Agreement, dated March 18, 1993, between
          Electro-Voice, Inc. and the International Union of Electronic, Electrical, Technical, Salaried and Machine and Furniture Workers, AFL-CIO, and its Local 900, relating to the Company's manufacturing facility in Buchanan, Michigan (incorporated by reference to Exhibit 10(j) to the Registrant's Registration Statement on Form S-4, filed with the Commission on July 30, 1997, Registration No. 333- 27341).

10(t)   - Mortgage (or deed of trust), dated May 6, 1997, from Old Telex, as
          Mortgagor, to the Administrative Agent, with respect to Bloomington, Minnesota (incorporated by reference to Exhibit 10(i) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

10(u)   - Mortgage (or deed of trust), dated May 6, 1997, from Old Telex, as
          Mortgagor, to the Administrative Agent, with respect to Blue Earth, Minnesota (incorporated by reference to Exhibit 10(j) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

10(v)   - Mortgage (or deed of trust), dated May 6, 1997, from Old Telex, as
          Mortgagor, to the Administrative Agent, with respect to Glen Cove, Minnesota (incorporated by reference to Exhibit 10(k) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

10(w)   - Mortgage (or deed of trust), dated May 6, 1997, from Old Telex, as
          Mortgagor, to the Administrative Agent, with respect to Rochester, Minnesota (incorporated by reference to Exhibit 10(l) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

10(x)   - Mortgage (or deed of trust), dated May 6, 1997, from Old Telex, as
          Mortgagor, to the Administrative Agent, with respect to Lincoln, Nebraska (incorporated by reference to Exhibit 10(m) to Old Telex's Registration Statement on Form S-4, Registration No. 333-30679).

10(y)   - Mortgage (or deed of trust), dated February 2, 1998, from Telex
          Communications, Inc., as Mortgagor, to the Administrative Agent, with respect to Sylmar, CA (incorporated by reference to Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, filed with the Commission on May 29, 1998, File No. 333-27341).

10(z)   - Mortgage (or deed of trust), dated February 2, 1998, from Telex
          Communications, Inc., as Mortgagor, to the Administrative Agent, with respect to Buchanan, MI (Cecil Street) (incorporated by reference to Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, filed with the Commission on May 29, 1998, File No. 333-27341).

10(aa)  - Mortgage (or deed of trust), dated February 2, 1998, from Telex
          Communications, Inc., as Mortgagor, to the Administrative Agent, with respect to Buchanan, MI (Front Street) (incorporated by reference to Exhibit 10(jj) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, filed with the Commission on May 29, 1998, File No. 333-27341).

10(bb)  - Mortgage (or deed of trust), dated February 2, 1998, from Telex
          Communications, Inc., as Mortgagor, to the Administrative Agent, with respect to Oklahoma City, OK (incorporated by reference to Exhibit 10(kk) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, filed with the Commission on May 29, 1998, File No. 333-27341).

10(cc)  - Mortgage (or deed of trust), dated February 2, 1998, from Telex
          Communications, Inc., as Mortgagor, to the Administrative Agent, with respect to Newport, TN (incorporated by reference to Exhibit 10(ll) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, filed with the Commission on May 29, 1998, File No. 333-27341).

10(dd)  - Mortgage (or deed of trust), dated February 2, 1998, from Telex
          Communications, Inc., as Mortgagor, to the Administrative Agent, with respect to Sevierville, TN (incorporated by reference to Exhibit 10(mm) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, filed with the Commission on May 29, 1998, File No. 333-27341).

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


23      - Consent of Independent Public Accountants (filed as an exhibit hereto)

24      - Power of Attorney (included on signature pages to this Form 10-K).

27      - Financial Data Schedules (filed as an exhibit hereto).

----------
* Denotes management contract, executive compensation plan, or arrangement.