Form 10-Q
period 1999-03-31
TELEX COMMUNICATIONS INC
filed 1999-04-30
CIK 857668

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

For the quarterly period ended March 31, 1999     Commission File No. 333-27341

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

                                 --------------

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

AS OF MARCH 31, 1999 THERE WERE 110 SHARES OF TELEX COMMUNICATIONS, INC., $0.01 PAR VALUE, OUTSTANDING.


                        THIS DOCUMENT CONTAINS 21 PAGES.

================================================================================

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                      March 31,           December 31,
                                                                        1999                  1998
                                                                 --------------------  -------------------
                                                                     (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                      $           3,708     $          3,431
    Accounts receivable, net                                                  59,235               53,926
    Inventories                                                               66,248               67,758
    Other current assets                                                       9,831               10,822
                                                                   -----------------     ----------------
        Total current assets                                                 139,022              135,937

Property, plant and equipment, net                                            47,346               48,275
Deferred financing costs, net                                                 11,267               11,586
Intangible and other assets, net                                              76,821               77,478
                                                                   -----------------     ----------------
                                                                   $         274,456     $        273,276
                                                                   =================     ================


                      LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
    Revolving lines of credit                                      $          13,537     $          5,703
    Current maturities of long-term debt                                       6,627               10,811
    Accounts payable                                                          23,394               20,920
    Accrued wages and benefits                                                11,679                9,156
    Accrued interest                                                           7,034                6,416
    Other accrued liabilities                                                 13,122               14,158
    Income taxes payable                                                       5,123                5,200
                                                                   -----------------     ----------------
        Total current liabilities                                             80,516               72,364

Long-term debt                                                               319,069              321,189
Other long-term liabilities                                                    9,322                9,810
                                                                   -----------------     ----------------
        Total liabilities                                                    408,907              403,363
                                                                   -----------------     ----------------

Shareholder's deficit:
    Common stock and capital in excess of par                                  3,043                2,980
    Accumulated other comprehensive loss                                      (3,460)              (1,400)
    Accumulated deficit                                                     (134,034)            (131,667)
                                                                   -----------------     ----------------
        Total shareholder's deficit                                         (134,451)            (130,087)
                                                                   -----------------     ----------------
                                                                   $         274,456     $        273,276
                                                                   =================     ================


                             See accompanying notes.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                   (UNAUDITED)

                                                                         Quarter ended
                                                             -----------------------------------------
                                                                  March 31,             June 30,
                                                                    1999                  1998
                                                             --------------------  -------------------

Net sales                                                      $          79,410     $         78,888
Cost of Sales                                                             50,780               49,232
                                                               -----------------     ----------------
                Gross profit                                              28,630               29,656
                                                               -----------------     ----------------
Operating expenses:
   Engineering                                                             3,738                3,806
   Selling, general and administrative                                    18,324               18,425
   Corporate charges                                                         429                  429
   Amortization of goodwill and other intangibles                            691                  677
                                                               -----------------     ----------------
                                                                          23,182               23,337
                                                               -----------------     ----------------
                Operating profit                                           5,448                6,319
Interest expense                                                           9,118                9,299
Other income                                                              (1,531)                (163)
                                                               -----------------     ----------------
Loss before taxes                                                         (2,139)              (2,817)
Provision for income taxes                                                   218                  342
                                                               -----------------     ----------------
                Net loss                                                $ (2,357)            $ (3,159)
                                                               =================     ================


                             See accompanying notes.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)


                                                                                           Quarter ended
                                                                           ----------------------------------------------
                                                                                 March 31,                June 30,
                                                                                   1999                     1998
                                                                           ----------------------   ---------------------
Operating activities:
   Net loss                                                                  $            (2,357)     $           (3,159)
   Adjustments to reconcile net loss to cash flows from operations:
       Depreciation, amortization and provision for bad debts                              3,408                   3,629
       Gain on sale of facilities and business                                              (322)                   (114)
       Stock option compensation expense and special charges                                  63                     379
       Deferred income taxes                                                                (269)                      -
       Change in operating assets and liabilities                                         (1,854)                  2,322
       Change in long-term liabilities                                                       (15)                    139
                                                                             -------------------      ------------------
   Net cash provided by (used in) operating activities                                    (1,346)                  3,196
                                                                             -------------------      ------------------

INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                             (1,960)                 (1,369)
   Other                                                                                     -                       (83)
                                                                             -------------------      ------------------
   Net cash used in investing activities                                                  (1,960)                 (1,452)
                                                                             -------------------      ------------------

FINANCING ACTIVITIES:
   Borrowings (payments) under revolving lines of credit, net                              8,136                    (245)
   Repayment of long-term debt                                                            (6,304)                 (1,875)
   Proceeds from sale of facilities and business                                           1,960                     538
                                                                             -------------------      ------------------
   Net cash used in financing activities                                                   3,792                  (1,582)
                                                                             -------------------      ------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:                               (209)                    103
                                                                             -------------------      ------------------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease)                                                                   277                     265
   Beginning of period                                                                     3,431                   2,224
                                                                             -------------------      ------------------
   End of period                                                             $             3,708       $           2,489
                                                                             ===================      ==================

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
   Interest                                                                  $             8,111      $           10,904
                                                                             ===================      ==================
   Income taxes (refunds), net                                               $               516      $           (7,177)
                                                                             ===================      ==================


                             See accompanying notes.

                           TELEX COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. Telex Communications, Inc., formerly known as EV International, Inc. ("Telex" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Telex Communications Group, Inc. ("Holdings"). As used in these consolidated financial statements, unless otherwise indicated or the context otherwise requires, references to (i) "Holdings" shall mean Telex Communications Group, Inc., a Delaware corporation and the corporate parent of the Company; (ii) "Old Telex" shall refer to the Delaware corporation formerly named Telex Communications, Inc., a wholly owned subsidiary of Holdings, and its subsidiaries with respect to periods prior to the Mergers (as defined in Item 2); (iii) the "Company" or "Telex" shall mean Telex Communications, Inc., a Delaware corporation formerly named EV International, Inc. ("EVI") and successor by merger to Old Telex, and its subsidiaries and includes, as the context may require, predecessor and successor companies; and (iv) "Old EVI" shall mean EVI and its subsidiaries with respect to periods prior to the Mergers and includes any predecessor companies.

     The condensed consolidated balance sheet as of March 31, 1999 and the condensed consolidated statements of operations and cash flows for the quarters ended March 31, 1999 and June 30, 1998 have been prepared by the Company without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company has presented the quarter ended June 30, 1998 as the comparable period because the results for the quarter ended March 31, 1998 contained certain Merger-related costs and expenses, some of which are not easily quantifiable. Therefore, the Company believes that comparing the financial results for the quarter ended March 31, 1999 with the quarter ended June 30, 1998 is more meaningful than comparing the financial results for the quarter ended March 31, 1999 with the quarter ended March 31, 1998.

     In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Telex at March 31, 1999 and the results of its operations and cash flows for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the more detailed information, risk factors and financial statements, including the related notes, included in the Registration Statements on Form S-4 filed by Old Telex and Old EVI with the SEC on September 5, 1997 and July 30, 1997, respectively, and the Form 10-K for the fiscal year ended December 31, 1998 filed by Telex with the SEC on March 31, 1999 (the "Form 10-K"). Unless otherwise defined herein, capitalized terms shall have the meaning set forth in the Form 10-K.

     The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

2. Inventories consist of the following, in thousands:

                                                              March 31,         December 31,
                                                                1999                1998
                                                                ----                ----
                                                             (Unaudited)
   Raw materials and parts                                $        33,974     $        32,667
   Work in process                                                 10,882              10,690
   Finished products                                               21,392              24,401
                                                          ---------------     ---------------
                                                          $        66,248     $        67,758
                                                          ===============     ===============


3. Telex's tax provision is calculated on a separate company basis, and Telex's taxable income is included in the consolidated federal income tax return of Holdings. The Company has recorded a liability to Holdings for the tax benefit Telex received from Holdings, which is included in other long-term liabilities.

4. The Company recorded an income tax provision of $0.2 million on pre-tax loss of $2.1 million for the quarter ended March 31, 1999. The income tax provision is comprised of a U.S. Federal income tax benefit of $1.0 million which is offset by a deferred tax valuation allowance of $1.0 million and an income tax provision of $0.2 million attributed to income of certain foreign subsidiaries for the quarter ended March 31, 1999.

     The Company has a net deferred tax valuation allowance of $18.9 million at March 31, 1999 due to the uncertainty of the realization of future tax benefits. Included in this valuation allowance is $0.6 million charged to income tax provision for the quarter ended March 31, 1999. The realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

5. Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net loss represents net loss adjusted for foreign currency translation adjustments and minimum pension liability adjustment. Comprehensive net loss was $4.4 million for the quarter ended March 31, 1999 and $4.2 million for the quarter ended June 30, 1998, respectively.

6.   Segment Information:

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

     The amounts in the following tables have been presented to coincide with the new business segments (in thousands).

                 AS OF AND FOR THE QUARTER ENDED MARCH 31, 1999

                                                         Professional    Multimedia/
                                                          Sound and        Audio
                                                          Entertain-      Communi-
                                                            ment          cations        Corporate        Total
                                                        ----------------------------------------------------------

 Net sales                                               $     49,599    $   29,811     $       -      $   79,410
 Cost of sales                                                 29,621        21,159             -          50,780
                                                        ----------------------------------------------------------
   Gross profit                                                19,978         8,652             -          28,630

 Operating expenses:
   Engineering                                                    -             -             3,738         3,738
   Selling, general and administrative                            -             -            18,324        18,324
   Corporate charges                                              -             -               429           429
   Amortization of intangibles                                    -             -               691           691
                                                        ----------------------------------------------------------
                                                                  -             -            23,182        23,182
                                                        ----------------------------------------------------------
 Operating profit (loss)                                       19,978         8,652         (23,182)        5,448
 Interest expense                                                 -             -             9,118         9,118
 Other income                                                     -             -            (1,531)       (1,531)
 Provision for income taxes                                       -             -               218           218
                                                        ----------------------------------------------------------

 Net income (loss)                                       $     19,978    $    8,652     $   (30,987)   $   (2,357)
                                                        ==========================================================

 Depreciation expense                                    $        767    $      414     $     1,167    $    2,348
                                                        ==========================================================

 Capital expenditures                                    $        939    $      583     $       438    $    1,960
                                                        ==========================================================

 Total assets                                            $    197,126    $   46,687     $    30,643    $  274,456
                                                        ==========================================================

                                  United
                                  States    Germany    Japan    Canada      China      Others        Total
                              ----------------------------------------------------------------------------------
 Net sales                     $   42,387   $ 6,158   $ 4,719   $ 4,535    $ 3,592   $  18,019    $    79,410
                              ==================================================================================
 Long-lived assets             $  126,182   $ 5,024   $ 1,465   $   138    $   574   $   2,051    $   135,434
                              ==================================================================================

                  AS OF AND FOR THE QUARTER ENDED JUNE 30, 1998

                                              Professional    Multimedia/
                                               Sound and        Audio
                                               Entertain-      Communi-
                                                 ment          cations        Corporate        Total
                                             -----------------------------------------------------------

 Net sales                                    $     50,103    $   28,785     $      -       $   78,888
 Cost of sales                                      24,156        25,076            -           49,232
                                             -----------------------------------------------------------
   Gross profit                                     25,947         3,709            -           29,656

 Operating expenses:
   Engineering                                         -             -            3,806          3,806
   Selling, general and administrative                 -             -           18,425         18,425
   Corporate charges                                   -             -              429            429
   Amortization of intangibles                         -             -              677            677
                                             -----------------------------------------------------------
                                                       -             -           23,337         23,337
                                             -----------------------------------------------------------
 Operating profit (loss)                            25,947         3,709        (23,337)         6,319
 Interest expense                                      -             -            9,299          9,299
 Other income                                          -             -             (163)          (163)
 Provision for income taxes                            -             -              342            342
                                             -----------------------------------------------------------

 Net income (loss)                            $     25,947    $    3,709     $  (32,815)    $   (3,159)
                                             ===========================================================

 Depreciation expense                         $      1,025    $      480     $      683     $    2,188
                                             ===========================================================

 Capital expenditures                         $        554    $      474     $      341     $    1,369
                                             ===========================================================

 Total assets                                 $    213,099    $   49,067     $   27,609     $  289,775
                                             ===========================================================


                                  United
                                  States    Germany    Japan     Canada      China     Others         Total
                              ----------------------------------------------------------------------------------
 Net sales                     $   47,150   $ 7,246   $ 2,843   $ 3,419    $ 2,468   $  15,762    $    78,888
                              ==================================================================================
 Long-lived assets             $  128,863   $ 5,196   $   662   $    40    $   115   $   3,981    $   138,857
                              ==================================================================================

7. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this Form 10-Q, may contain forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives and expectations, that are based on management's current opinions, beliefs, or expectations as to future results or future events and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements involve known and unknown risks and uncertainties and the Company's actual results may differ materially from those forward-looking statements. While made in good faith and with a reasonable basis based on information currently available to the Company's management, there is no assurance that such opinions or expectations will be achieved or accomplished. The Company does not undertake to update, revise or correct any of the forward-looking information contained in this document. The following factors, in addition to those discussed elsewhere in this Form 10-Q, could affect the future results of the Company, and could cause results to differ materially from those expressed in such forward-looking statements: (i) the timely development and market acceptance of new products; (ii) the financial resources of competitors and the impact of competitive products and pricing; (iii) changes in general and industry specific economic conditions on a national, regional or international basis; (iv) changes in laws and regulations, including changes in accounting standards; (v) the timing of the implementation of changes in operations to effect cost savings; (vi) opportunities that may be presented to and pursued by the Company following the Mergers; (vii) the Company's ability to access external sources of capital; and (viii) such risks and uncertainties as are detailed from time to time in the Company's Commission reports and filings.

GENERAL

The following discussion and analysis of the financial condition and results of operations covers periods after completion of the Transactions (as defined herein). As a result of the Transactions, the Company has entered into new financing arrangements and has a different capital structure than its predecessors, Old EVI and Old Telex. Pursuant to the Recapitalization of Old Telex on May 6, 1997, the historical basis of all assets and liabilities was retained for financial reporting purposes, and the repurchase of existing Holdings Common Stock and issuance of new Holding Common Stock have been accounted for as equity transactions. The Mergers have been accounted for essentially as a pooling of interests from May 6, 1997, the date on which Old EVI and Old Telex came under common control.

Effective December 31, 1998 the Company changed its fiscal year end to December 31 from March 31. The management's discussion and analysis that follows compares the results, which are not materially affected by seasonal fluctuations, for the first quarter ended March 31, 1999 with the prior year's first fiscal quarter ended June 30, 1998. The results for prior year calendar quarter ended March 31, 1998 contain certain Merger-related costs and expenses, some of which are not easily quantifiable. Therefore, the Company believes that for purposes of management's discussion and analysis, a comparison of the financial results for the first quarter ended March 31, 1999 with the results for the first fiscal quarter ended June 30, 1998 is more meaningful than a comparison with the results for the quarter ended March 31, 1998, a similar calendar period from two prior fiscal years ago.

THE TRANSACTIONS

The Acquisition. On February 10, 1997 (the "Acquisition Closing Date"), pursuant to a purchase agreement dated December 12, 1996, (as amended, the "Purchase Agreement") an acquisition subsidiary wholly owned by Greenwich Street Capital Partners, L.P. ("GSCP") and certain affiliated investors acquired from Mark IV Industries ("Mark IV") and one of its subsidiaries all of the issued and outstanding capital stock of Gulton Industries, Inc. ("Gulton"), the former parent of Old EVI, and each of its subsidiaries for an initial cash purchase price of $151.5 million, plus $4.9 million in estimated adjustments paid on the closing date, which aggregate amount is subject to further post-closing adjustments (the "Acquisition"). Mark IV has requested a purchase price increase of $0.1 million, which amount the Company is currently disputing pursuant to the applicable provisions of the Purchase Agreement.

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

The Company reports the foreign exchange gains or losses on transactions as part of other income. Gains and losses on translation of foreign currency denominated balance sheets are classified as currency translation adjustments and are included as part of shareholder's deficit.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the Company's net sales, in thousands:

                                                                   Quarter ended
                                                         ----------------------------------
                                                             March 31,        June 30,
                                                               1999             1998
                                                         ----------------------------------
Net Sales:
   Professional Sound and Entertainment                    $     49,599    $      50,103
   Multimedia/Communications                                     29,811           28,785
                                                           ------------    -------------
                                                           $     79,410    $      78,888
                                                           ============    =============


QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

Net Sales. The Company's net sales increased $0.5 million, or 0.6%, from $78.9 million in the quarter ended June 30, 1998 to $79.4 million in the quarter ended March 31, 1999. A slight decrease in the Professional Sound and Entertainment segment's net sales was more than offset by an increase in the Multimedia/Audio Communications segment's net sales.

Net sales in the Company's Professional Sound and Entertainment segment decreased $0.5 million, or 1.0%, from $50.1 million in the quarter ended June 30, 1998 to $49.6 million in the quarter ended March 31, 1999. The decrease in net sales for the quarter ended March 31, 1999 was attributed primarily to the discontinuation of certain product lines, the sale of the Gauss business, and to the destruction by fire of the Company's Mishawaka, IN factory in December 1998. This decrease was offset to a large extent by sales from new products late in the quarter ended March 31, 1999. The Company has now found alternate suppliers of product components previously manufactured at the Mishawaka, IN factory.

Net sales in the Company's Multimedia/Audio Communications segment increased $1.0, or 3.5%, from $28.8 million in the quarter ended June 30, 1998 to $29.8 million in the quarter ended March 31, 1999. The increase in net sales for the quarter ended March 31, 1999 was attributed primarily to an increase in new electronic imaging product sales.

Gross Profit. The Company's gross profit decreased $1.1 million, or 3.7%, from $29.7 million in the quarter ended June 30, 1998 to $28.6 million in the quarter ended March 31, 1999. As a percentage of sales, the gross margin rate in the respective periods decreased from 37.6% to 36.1%. The decrease in the gross margin rate for the quarter ended March 31, 1999 was attributed mainly to discounting and promotions on initial sales of certain new products.

Engineering. The Company's engineering expenses remained about flat, decreasing $0.1 million, or 2.6%, from $3.8 million in the quarter ended June 30, 1998 to $3.7 million in the quarter ended March 31, 1999.

Selling, General and Administrative. The Company's selling, general and administrative expenses remained about flat, decreasing $0.1 million, or 0.5%, from $18.4 million in the quarter ended June 30, 1998 to $18.3 million in the quarter ended March 31, 1999.

Corporate Charges. Corporate charges of $0.4 million in the quarter ended March 31, 1999 and $0.4 million in the quarter ended June 30, 1998, respectively, represent fees for consulting and management services provided by GCSP under a management and services agreement.

Other income. The Company's royalty income, together with gains on the sales of certain of its facilities vacated in 1998 due to merger-related restructuring and the expected business interruption insurance benefit resulting from a fire that destroyed the Company's Mishawaka, IN facility, exceeded the foreign exchange loss and other expenses in the quarter ended March 31, 1999.

In the quarter ended March 31, 1999, the Company recorded a gain of $0.3 million on $2.0 million of proceeds on the sales of certain vacated facilities.

The Company's Mishawaka, IN facility was destroyed by fire in 1998. The Company has recognized the expected business interruption insurance benefit of $1.0 million in the quarter ended March 31, 1999.

Interest expense. Interest expense decreased from $9.3 million in the quarter ended June 30, 1998 to $9.1 million in the quarter ended March 31, 1999. The decrease was primarily due to the reduction in outstanding indebtedness, partially offset by slightly higher interest rates on the Company's Senior Secured Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 the Company had cash and cash equivalents of $3.7 million compared to $3.4 million at December 31, 1998. The Company's principal source of funds in the quarter ended March 31, 1999 consisted of cash generated from financing activities. Net cash provided by financing activities was $3.8 million, including $2.0 million proceeds from the sales of certain vacated facilities, while net cash used in operations was $1.3 million and net cash used in investing activities was $2.0 million.

The Company's investing activities consisted mainly of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes and improve efficiency. Capital expenditures totaled $2.0 million for the quarter ended March 31, 1999 compared with $1.4 million for the quarter ended June 30, 1998. The Company's ability to make capital expenditures is subject to certain restrictions under its Senior Secured Credit Facility.

The Company's consolidated indebtedness increased $1.5 million from $337.7 million at December 31, 1998 to $339.2 million at March 31, 1999. The increase in indebtedness is comprised of increased borrowings under the Company's Revolving Credit Facility, which were partially offset by scheduled and accelerated principal reductions on the Company's Term Loan Facility.

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

The Company's current credit facilities include the Senior Secured Credit Facility consisting of the Term Loan Facility of $100.7 million, the Revolving Credit Facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines, subject to certain limitations, of $6.0 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

As of March 31, 1999, $6.6 million of the Company's $100.7 million Term Loan Facility is payable in the next 12 months. In addition, the Company had $9.5 million outstanding under the Revolving Credit Facility, and $4.0 million outstanding under the foreign working capital lines. Net availability at March 31, 1999 under the Revolving Credit Facility, computed by deducting $7.2 million of open letters of credit and applying applicable borrowing limitations, totaled $8.3 million. Net availability at March 31, 1999 under foreign working lines totaled $2.0 million. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by the Company; therefore, the Company's financial condition is and will continue to be affected by changes in the prevailing interest rates. The effective interest rate under these credit facilities in the quarter ended March 31, 1999 was 8.8%.

Pursuant to the Term Loan Facility, the Company is required to make permanent principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($38.9 million outstanding at March 31, 1999), $4.4 million in the remainder of 1999 and $8.5 million, $11.0 million and $15.0 million of which is payable in each of 2000, 2001 and 2002 (which has a final maturity date of November 6, 2002), respectively, and (ii) the $65.0 million Tranche B Term Loan Facility ($61.8 million outstanding at March 31, 1999), $0.1 million in the remainder of 1999 and $0.5 million, $0.5 million, $0.5 million, $24.1 million and $36.1 million of which is payable in each of 2000, 2001, 2002, 2003 and 2004 (which has a final maturity date of November 6, 2004), respectively. In addition, under the terms of the Senior Secured Credit Facility, the Company is required to make mandatory prepayments with (i) non-ordinary asset sale proceeds, (ii) any additional indebtedness and equity proceeds (with certain exceptions) and (iii) with 75% of the Excess Cash Flow of the Company and its subsidiaries for each fiscal year. During the quarter ended March 31, 1999, the Company made a mandatory prepayment, equal to 75% of the Company's Excess Cash Flow, of $4.2 million.

The Company expects to generate additional cash flows from operations and has arranged a $4.0 million intercompany line of credit with Holdings. In addition, the Company is actively implementing plans to reduce inventory, improve accounts receivable collection, and sell the remaining vacated property and vacant land.

The Company believes that these additional sources of funds, together with the Company's Revolving Credit Facility and cash from operations will be adequate to meet its debt service and principle payment requirements, capital expenditure needs, and working capital requirements. However, no assurance can be given in this regard, because working capital requirements and other circumstances may change. The Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

YEAR 2000

Some companies' computer systems used today may be unable to interpret or process data correctly after December 31, 1999 because they allow only two digits to indicate the year in a date. The Company uses computer systems for various operations, including financial reporting, billing, order processing, purchasing, inventory management and certain manufacturing operations. In addition, certain manufacturing systems, plant and facilities systems may contain date-related functionality, software or embedded microprocessors that could malfunction if they are not Year 2000 ready.

Most of the Company's products do not contain date-related functionality, software or embedded microprocessors and therefore are not subject to Year 2000 issues. The Company believes all its currently-produced products are Year 2000 ready. The Company is completing programs to identify non-Year 2000 ready products and is developing strategies to address problems, if any, for customers who own such products.

The Company has completed an internal inventory and assessment of Year 2000 readiness of its computer hardware and software and it's non-information technology and has in recent years replaced, modified or upgraded more than 80% of its information systems in recent years with Year 2000 ready systems. The replacement, upgrade and changes to the Company's remaining critical non-ready systems, and the testing of all of the Company's systems will be completed by July 1999.

In addition to internal remediation activities, the Company is in the process of initiating communications with key third parties, including suppliers and customers, to determine the extent to which their systems, their products, or their electronic data interchange with the Company, are vulnerable to Year 2000 issues. The Company has not yet received sufficient information from such parties to fully assess the risks relating to non-timely compliance by third parties.

The Company is in the process of developing contingency plans in the event that the Company or any of its key suppliers is not Year 2000 ready by the required dates. The Company's target for finalizing such contingency planning is September 1999.

If the systems of the Company or its key suppliers are not Year 2000 ready in a timely fashion, the Company believes that the most likely scenario would include temporary disruptions in the Company's acceptance and processing of orders and billing and in its ability to secure raw materials for production from suppliers. The Company is in the process of assessing such risks and its ability to mitigate them through contingency planning; however, at this time the Company does not believe that such temporary disruptions, if they were to happen, would have a material adverse effect on its financial position or results of operations.

The Company believes that the replacement, upgrade and changes to the remaining non-ready critical systems to address Year 2000 issues will require incremental future expenditures of less than $1.0 million. The Company does not separately track internal costs incurred for its Year 2000 program, which costs are principally related to payroll costs for its information systems group. The costs of the Year 2000 program are being funded through operating cash flows and are expensed as incurred or capitalized as appropriate.

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

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The counterparties to these transactions are major financial institutions.

EXCHANGE RATE SENSITIVITY ANALYSIS

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During the quarter ended March 31, 1999, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in the consolidated statement of operations.

At March 31, 1999, the Company had $2.1 million outstanding forward exchange contracts, with a weighted remaining maturity of 146 days.

At March 31, 1999, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $0.2 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

INTEREST RATE AND DEBT SENSITIVE ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At March 31, 1999, the Company had fixed rate debt of $225.0 million and floating rate debt of $114.2 million. Holding all other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of the $225.0 million fixed rate debt by approximately $9.1 million. The earnings and cash flow impact for the next twelve months resulting from a one percentage point increase in interest rates on the $114.2 million floating rate debt would be approximately $1.1 million, holding all other variables constant.

PART II.          OTHER INFORMATION

ITEM 5            OTHER INFORMATION

In April 1999, the Company appointed Richard J. Pearson as Vice President and Chief Financial Officer. Prior to his appointment, Mr. Pearson served as Executive Vice President and Chief Financial Officer of the Harmon Glass Division of Apogee Enterprises, Inc. for over five years. In April 1999, Gregory
W. Richter was appointed to serve as Vice President and Treasurer. Mr. Richter has served as Vice President Treasury with the Company since September 1998.


ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27         Financial data schedule

(b)  Reports on Form 8-K

     None.





SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                               TELEX COMMUNICATIONS, INC.


Dated: April 30, 1999                            By:  /s/ Ned C. Jackson
       --------------------------------------        --------------------------
                                                 Ned C. Jackson
                                                 President and Chief Executive Officer


                                               TELEX COMMUNICATIONS, INC.


Dated: April 30, 1999                            By:  /s/ Richard J. Pearson
       --------------------------------------        --------------------------
                                                 Richard J. Pearson
                                                 Vice President and Chief Financial
                                                 Officer

                           TELEX COMMUNICATIONS, INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX


     27 Financial Data Schedule