Form 10-Q
period 1999-06-30
TELEX COMMUNICATIONS INC
filed 1999-08-16
CIK 857668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999    Commission File No. 333-27341

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

     YES   X     NO

AS OF JUNE 30, 1999 THERE WERE 110 SHARES OF TELEX COMMUNICATIONS, INC., $0.01 PAR VALUE, OUTSTANDING.


                        THIS DOCUMENT CONTAINS 23 PAGES.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         ---------------------


                           TELEX COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                         JUNE 30,              DECEMBER 31,
                                                                           1999                    1998
                                                                  ----------------------  ----------------------
                                                                       (UNAUDITED)
                                            ASSETS
Current assets:
    Cash and cash equivalents                                             $   3,482               $   3,431
    Accounts receivable, net                                                 64,108                  53,926
    Inventories                                                              68,685                  67,758
    Other current assets                                                     11,315                  10,822
                                                                        -----------             -----------
       Total current assets                                                 147,590                 135,937

Property, plant and equipment, net                                           47,938                  48,275
Deferred financing costs, net                                                10,876                  11,586
Intangible and other assets, net                                             76,067                  77,478
                                                                        -----------             -----------
                                                                          $ 282,471               $ 273,276
                                                                        ===========             ===========
                            LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
   Revolving lines of credit                                              $  20,688               $   5,703
   Current maturities of long-term debt                                       8,361                  10,811
   Accounts payable                                                          25,910                  20,920
   Accrued wages and benefits                                                12,515                   9,156
   Accrued interest                                                           6,542                   6,416
   Other accrued liabilities                                                 13,270                  14,158
   Income taxes payable                                                       5,680                   5,200
                                                                         ----------            ------------
      Total current liabilities                                              92,966                  72,364

Long-term debt                                                              316,948                 321,189
Other long-term liabilities                                                   9,065                   9,810
                                                                         ----------            ------------
      Total liabilities                                                     418,979                 403,363
                                                                         ----------            ------------
Shareholder's deficit:
   Common stock and capital in excess of par                                  3,089                   2,980
   Accumulated other comprehensive loss                                      (4,283)                 (1,400)
   Accumulated deficit                                                     (135,314)               (131,667)
                                                                         ----------            ------------
      Total shareholder's deficit                                          (136,508)               (130,087)
                                                                         ----------            ------------
                                                                          $ 282,471               $ 273,276
                                                                         ==========            ============

                            See accompanying notes.

                           TELEX COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                QUARTER ENDED                           SIX MONTHS ENDED
                                                   ----------------------------------------  --------------------------------------
                                                        JUNE 30,           SEPTEMBER 30,          JUNE 30,         SEPTEMBER 30,
                                                          1999                 1998                 1999                1998
                                                   -------------------  -------------------  ------------------  ------------------
Net sales                                                     $86,761              $87,392            $166,171            $166,280
Cost of Sales                                                  54,190               55,085             104,970             104,317
                                                   ------------------   ------------------   -----------------   -----------------
      Gross profit                                             32,571               32,307              61,201              61,963
                                                   ------------------   ------------------   -----------------   -----------------
Operating expenses:
   Engineering                                                  3,672                3,750               7,410               7,556
   Selling, general and administrative                         19,800               18,333              38,124              36,758
   Corporate charges                                              429                  429                 858                 858
   Amortization                                                   703                  706               1,394               1,383
                                                   ------------------   ------------------   -----------------   -----------------
                                                               24,604               23,218              47,786              46,555
                                                   ------------------   ------------------   -----------------   -----------------
      Operating profit                                          7,967                9,089              13,415              15,408
Interest expense                                                9,012                9,068              18,130              18,367
Other income                                                     (521)              (1,469)             (2,052)             (1,632)
                                                   ------------------   ------------------   -----------------   -----------------
Income (loss) before taxes                                       (524)               1,490              (2,663)             (1,327)
Provision for income taxes                                        766                  210                 984                 555
                                                   ------------------   ------------------   -----------------   -----------------
      Net income (loss)                                       $(1,290)             $ 1,280            $ (3,647)           $ (1,882)
                                                   ==================   ==================   =================   =================


                            See accompanying notes.

                           TELEX COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                                                       SIX MONTHS ENDED
                                                                        -----------------------------------------------
                                                                               JUNE 30,              SEPTEMBER 30,
                                                                                 1999                     1998
                                                                        -----------------------  ----------------------
OPERATING ACTIVITIES:
    Net loss                                                                           $(3,647)               $ (1,879)
    Adjustments to reconcile net loss to cash flows from operations:
        Depreciation, amortization and provision for bad debts                           7,371                   6,690
        Gain on sale of facilities and product lines                                      (234)                   (946)
        Stock option compensation expense and special charges                              109                     682
        Change in operating assets and liabilities                                      (9,096)                 10,799
        Change in long-term liabilities                                                     76                     768
                                                                        ----------------------   ---------------------
    Net cash provided by (used in) operating activities                                 (5,421)                 16,114
                                                                        ----------------------   ---------------------
INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                          (5,280)                 (3,713)
    Other                                                                                    -                     (44)
    Proceeds from sale of facilities and product lines                                   2,248                   1,990
                                                                        ----------------------   ---------------------
    Net cash used in investing activities                                               (3,032)                 (1,767)
                                                                        ----------------------   ---------------------
FINANCING ACTIVITIES:
    Borrowings (payments) under revolving lines of credit, net                          15,455                  (9,268)
    Repayment of long-term debt                                                         (6,691)                 (4,045)
                                                                        ----------------------   ---------------------
    Net cash provided by (used in) financing activities                                  8,764                 (13,313)
                                                                        ----------------------   ---------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:                             (260)                     26
                                                                        ----------------------   ---------------------
CASH AND CASH EQUIVALENTS:
    Net increase (decrease)                                                                 51                   1,060
    Beginning of period                                                                  3,431                   2,224
                                                                        ----------------------   ---------------------
    End of period                                                                      $ 3,482                $  3,284
                                                                        ======================   =====================
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
    Interest                                                                           $17,187                $ 18,377
                                                                        ======================   =====================
    Income taxes (refunds), net                                                        $   653                $ (7,129)
                                                                        ======================   =====================

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

        The condensed consolidated balance sheet as of June 30, 1999 and the condensed consolidated statements of operations and cash flows for the quarters and six months ended June 30, 1999 and September 30, 1998 have been prepared by the Company without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Effective December 31, 1998 the Company changed its fiscal year end to December 31 from March 31. The management's discussion and analysis that follows compares the results, which are not materially affected by seasonal fluctuations, for the second quarter ended June 30, 1999 with the prior year's second fiscal quarter ended September 30, 1998. The results for prior year calendar quarter ended March 31, 1998 contain certain Merger-related costs and expenses, some of which are not easily quantifiable. Therefore, the Company believes that for purposes of management's discussion and analysis, a comparison of the financial results for the second quarter and six months ended June 30, 1999 with the results for the second fiscal quarter and six months ended September 30, 1998 is more meaningful than a comparison with the results for the quarter and six months ended June 30, 1998, which includes a similar calendar quarter from two prior fiscal years ago.

        In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Telex at June 30, 1999 and the results of its operations and cash flows for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the more detailed information, risk factors and financial statements, including the related notes, included in the Registration Statements on Form S-4 filed by Old Telex and Old EVI with the SEC on September 5, 1997 and July 30, 1997, respectively, and the Form 10-K for the transition period from April 1, 1998 to December 31, 1998 filed by Telex with the SEC on March 31, 1999 (the "Form 10-K"). Unless otherwise defined herein, capitalized terms shall have the meaning set forth in the Form 10-K.

        The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

2.  Inventories consist of the following, in thousands:


                                June 30,              December 31,
                                  1999                    1998
                         ----------------------  ----------------------
                              (Unaudited)
Raw materials and parts                 $32,216                 $32,667
Work in process                           9,432                  10,690
Finished products                        27,037                  24,401
                         ----------------------  ----------------------
                                        $68,685                 $67,758
                         ======================  ======================

3. Telex's tax provision is calculated on a separate company basis, and Telex's taxable income is included in the consolidated federal income tax return of Holdings. The Company has recorded a liability to Holdings for the tax benefit Telex received from Holdings in previous periods, which is included in other long-term liabilities.

4. The Company recorded an income tax provision of $0.8 million and $1.0 million on pre-tax losses of $0.5 million and $2.7 million for the quarter and six months ended June 30, 1999, respectively. The income tax provision for the six months ended June 30,1999 is comprised of a U.S. Federal income tax benefit of $1.1 million which is offset by a deferred tax valuation allowance of $1.1 million and an income tax provision of $1.0 million attributed to income of certain foreign subsidiaries for the six months ended June 30, 1999.

    The company has a net deferred tax valuation allowance of $19.0 million at June 30, 1999 due to the uncertainty of the realization of future tax benefits. Included in this valuation allowance is $1.1 million charged to income tax provision for the six months ended June 30, 1999. The realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

5. Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net loss represents net loss adjusted for foreign currency translation adjustments and minimum pension liability adjustment. Comprehensive net loss was $2.2 million and $6.6 million for the quarter and six months ended June 30, 1999 and comprehensive net income was $3.0 million and comprehensive net loss was $1.2 for the quarter and six months ended September 30, 1998, respectively.

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


                      FOR THE QUARTER ENDED JUNE 30, 1999


                                                        Professional       Multimedia/
                                                          Sound and           Audio
                                                         Entertain-          Communi-
                                                            ment             cations          Corporate           Total
                                                      -----------------  ----------------  ----------------  ---------------
Net sales                                             $    51,594        $    35,167       $      -          $   86,761
Cost of sales                                              30,222             23,968              -              54,190
                                                      -----------------  ----------------  ----------------  ---------------
    Gross profit                                           21,372             11,199              -              32,571
                                                      -----------------  ----------------  ----------------  ---------------
Operating expenses:
    Engineering                                               -                 -                3,672            3,672
    Selling, general and administrative                       -                 -               19,800           19,800
    Corporate charges                                         -                 -                  429              429
    Amortization of intangibles                               -                 -                  703              703
                                                      -----------------  ----------------  ----------------  ---------------
                                                              -                 -               24,604           24,604
                                                      -----------------  ----------------  ----------------  ---------------
Operating profit (loss)                                    21,372             11,199           (24,604)           7,967
Interest expense                                              -                 -                9,012            9,012
Other income                                                  -                 -                 (521)            (521)
Provision for income taxes                                    -                 -                  766              766
                                                      -----------------  ----------------  ----------------  ---------------
Net income (loss)                                     $    21,372        $    11,199       $   (33,861)      $   (1,290)
                                                      =================  ================  ================  ===============
Depreciation expense                                  $       655        $       781       $     1,003       $    2,439
                                                      =================  ================  ================  ===============
Capital expenditures                                  $     1,378        $       752       $     1,190       $    3,320
                                                      =================  ================  ================  ===============

                                                           United
                                                           States            Germany            Other             Total
                                                      -----------------  ----------------  ----------------  ---------------
Net sales                                             $    55,769        $    12,521            18,471           86,761
                                                      =================  ================  ================  ===============

                AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                          Professional           Multimedia/
                                           Sound and                Audio
                                           Entertain-             Communi-
                                              ment                 cations                 Corporate             Total
                                        ----------------       ---------------       ---------------------  --------------
Net sales                               $   101,193            $   64,978            $        -             $   166,171
Cost of sales                                59,843                45,127                     -                 104,970
                                        ----------------       ---------------       ---------------------  --------------
   Gross profit                              41,350                19,851                     -                  61,201
                                        ----------------       ---------------       ---------------------  --------------
Operating expenses:
   Engineering                                 -                      -                      7,410                7,410
   Selling, general and administrative         -                      -                     38,124               38,124
   Corporate charges                           -                      -                        858                  858
   Amortization of intangibles                 -                      -                      1,394                1,394
                                        ----------------       ---------------       ---------------------  --------------
                                               -                      -                     47,786               47,786
                                        ----------------       ---------------       ---------------------  --------------
Operating profit (loss)                      41,350                19,851                  (47,786)              13,415
Interest expense                               -                      -                     18,130               18,130
Other income                                   -                      -                     (2,052)              (2,052)
Provision for income taxes                     -                      -                        984                  984
                                        ----------------       ---------------       ---------------------  --------------
Net income (loss)                       $    41,350            $   19,851            $     (64,848)         $    (3,647)
                                        ================       ===============       ====================   ==============
Depreciation expense                    $     1,422            $    1,195            $       2,170          $     4,787
                                        ================       ===============       ====================   ==============
Capital expenditures                    $     2,317            $    1,335            $       1,628          $     5,280
                                        ================       ===============       ====================   ==============
Total assets                            $   197,126            $   46,687            $      38,658          $   282,471
                                        ================       ===============       ====================   ==============

                                             United
                                             States                Germany                   Other               Total
                                        ----------------       ---------------       ---------------------  --------------
Net sales                               $    98,156            $   18,679            $      49,336          $   166,171
                                        ================       ===============       ====================   ==============
Long-lived assets                       $   124,656            $    4,785            $       5,440          $   134,881
                                        ================       ===============       ====================   ==============

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                            Professional       Multimedia/
                                              Sound and           Audio
                                             Entertain-          Communi-
                                                ment             cations               Corporate           Total
                                          -----------------  ----------------       ----------------  ---------------
Net sales                                 $    54,779        $     32,613           $        -        $     87,392
Cost of sales                                  33,989              21,096                    -              55,085
                                          -----------------  ----------------       ----------------  ---------------
   Gross profit                                20,790              11,517                    -              32,307
                                          -----------------  ----------------       ----------------  ---------------
Operating expenses:
   Engineering                                    -                  -                     3,750             3,750
   Selling, general and administrative            -                  -                    18,333            18,333
   Corporate charges                              -                  -                       429               429
   Amortization of intangibles                    -                  -                       706               706
                                          -----------------  ----------------       ----------------  ---------------
                                                  -                  -                    23,218            23,218
                                          -----------------  ----------------       ----------------  ---------------
Operating profit (loss)                        20,790              11,517                (23,218)            9,089
Interest expense                                  -                  -                     9,068             9,068
Other income                                      -                  -                    (1,469)           (1,469)
Provision for income taxes                        -                  -                       210               210
                                          -----------------  ----------------       ----------------  ---------------
Net income (loss)                         $    20,790        $     11,517           $    (31,027)     $      1,280
                                          =================  ================       ================  ===============
Depreciation expense                      $       766        $        612           $        799      $      2,177
                                          =================  ================       ================  ===============
Capital expenditures                      $       556        $        109           $      1,232      $      1,897
                                          =================  ================       ================  ===============

                                               United
                                               States            Germany                 Other             Total
                                          -----------------  ----------------       ----------------  ---------------
Net sales                                 $    54,698        $      7,174           $     25,520      $     87,392
                                          =================  ================       ================  ===============

                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998




                                                        Professional           Multimedia/
                                                         Sound and                Audio
                                                         Entertain-              Communi-
                                                            ment                 cations               Corporate           Total
                                                      --------------         --------------          ------------  --------------
Net sales                                             $      104,882          $      61,398           $      -        $   166,280
Cost of sales                                                 63,510                 40,807                  -            104,317
                                                      --------------         --------------          ------------  --------------
   Gross profit                                               41,372                 20,591                  -             61,963
                                                      --------------         --------------          ------------  --------------
Operating expenses:
   Engineering                                                 -                      -                     7,556           7,556
   Selling, general and administrative                         -                      -                    36,758          36,758
   Corporate charges                                           -                      -                       858             858
   Amortization of intangibles                                 -                      -                     1,383           1,383
                                                      --------------         --------------          ------------  --------------
                                                               -                      -                    46,555          46,555
                                                      --------------         --------------          ------------  --------------
Operating profit (loss)                                       41,372                 20,591               (46,555)         15,408
Interest expense                                               -                      -                    18,367          18,367
Other income                                                   -                      -                    (1,632)         (1,632)
Provision for income taxes                                     -                      -                       555             555
                                                      --------------         --------------         -------------   -------------
Net income (loss)                                     $       41,372           $     20,591           $   (63,845)    $    (1,882)
                                                      ==============         ==============         =============   =============
Depreciation expense                                  $        1,791           $      1,092           $     1,482     $     4,365
                                                      ==============         ==============         =============   =============
Capital expenditures                                  $        1,110           $        583           $     2,064     $     3,757
                                                      ==============         ==============         =============   =============
Total assets                                          $      213,099           $     49,067           $    24,411     $   286,577
                                                      ==============         ==============         =============   =============



                                                           United
                                                           States                Germany                Other              Total
                                                      --------------         --------------         -------------   -------------
Net sales                                             $      101,848         $       14,420         $      50,012     $   166,280
                                                      ==============         ==============         =============   =============
Long-lived assets                                     $      128,633         $        5,196         $       4,798     $   138,627
                                                      ==============         ==============         =============   =============

7. During the Fiscal Year ended March 31, 1998, the Company recorded a restructuring charge of $6.2 million attributable to the Merger-related consolidation of certain product lines, and the consolidation of certain of its worldwide manufacturing, engineering, distribution, marketing, service and administrative operations to reduce costs, to better utilize the available manufacturing and operating capacity and to enhance competitiveness. At June 30, 1999, the Company had a restructuring reserve of balance of $2.9 million. As of June 30, 1999, the Company has charged to the restructuring reserve $3.3 million, consisting of $1.6 million of cash expenditures and $1.7 million of non-cash charges.

8. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

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

Effective December 31, 1998 the Company changed its fiscal year end to December 31 from March 31. The management's discussion and analysis that follows compares the results, which are not materially affected by seasonal fluctuations, for the second quarter ended June 30, 1999 with the prior year's second fiscal quarter ended September 30, 1998. The results for prior year calendar quarter ended March 31, 1998 contain certain Merger-related costs and expenses, some of which are not easily quantifiable. Therefore, the Company believes that for purposes of management's discussion and analysis, a comparison of the financial results for the second quarter and six months ended June 30, 1999 with the results for the second fiscal quarter and six months ended September 30, 1998 is more meaningful than a comparison with the results for the quarter and six months ended June 30, 1998, which includes a similar calendar quarter from two prior fiscal years ago.

THE TRANSACTIONS

The Acquisition. On February 10, 1997 (the "Acquisition Closing Date"), pursuant to a purchase agreement dated December 12, 1996, (as amended, the "Purchase Agreement") an acquisition subsidiary wholly owned by Greenwich Street Capital Partners, L.P. ("GSCP") and certain affiliated investors acquired from Mark IV Industries ("Mark IV") and one of its subsidiaries all of the issued and outstanding capital stock of Gulton Industries, Inc. ("Gulton"), the former parent of Old EVI, and each of its subsidiaries for an initial cash purchase price of $151.5 million, plus $4.9 million in estimated adjustments paid on the closing date, which aggregate amount is subject to further post-closing adjustments (the "Acquisition"). Mark IV and the Company are currently disputing the post-closing adjustments pursuant to the applicable provisions of the Purchase Agreement. Pursuant to this arbitration, the Company has incurred professional fees of $2.0 million, of which $0.6 million remain unpaid as of June 30, 1999. Any final adjustment in purchase price, net of costs incurred from this arbitration will result in an adjustment to goodwill.

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

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the Company's net sales, in thousands:


                                                        Quarter ended                       Six months ended
                                             ------------------------------------  ----------------------------------
                                                 June 30,         September 30,        June 30,       September 30,
                                                   1999               1998               1999              1998
                                             -----------------  -----------------  ----------------  ----------------
Net Sales:
  Professional Sound and Entertainment                 $51,594            $54,779          $101,193          $104,882
  Multimedia/Communications                             35,167             32,613            64,978            61,398
                                             -----------------  -----------------  ----------------  ----------------
                                                       $86,761            $87,392          $166,171          $166,280
                                             =================  =================  ================  ================

QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1998

Net Sales. The Company's net sales decreased $0.6 million, or 0.7%, from $87.4 million in the quarter ended September 30, 1998 to $86.8 million in the quarter ended June 30, 1999. Net sales remained flat at $166.3 million for the six months ended September 30, 1998 compared to $166.2 million for the six months ended June 30, 1999. A decrease in the Professional Sound and Entertainment segment's net sales was offset by an increase in the Multimedia/Audio Communications segment's net sales.

Net sales in the Company's Professional Sound and Entertainment segment decreased $3.2 million, or 5.8%, from $54.8 million in the quarter ended September 30, 1998 to $51.6 million in the quarter ended June 30, 1999. Net sales decreased $3.7 million, or 3.5% from $104.9 million for the six months ended September 30, 1998 to $101.2 million for the six months ended June 30, 1999. The decrease in net sales for the quarter and six months ended June 30, 1999 was attributed primarily to the discontinuation of certain product lines, the sale of the Gauss business, and to the destruction by fire of the Company's Mishawaka, IN factory partially offset by sales of new products.

Net sales in the Company's Multimedia/Audio Communications segment increased $2.6 million, or 7.8%, from $32.6 million to in the quarter ended September 30, 1998 to $35.2 million in the quarter ended June 30, 1999. Net sales increased $3.6 million, or 5.8% from $61.4 million for the six months ended September 30, 1998 to $65.0 million for the six months ended June 30, 1999. The increase in net sales for the quarter and six months ended June 30, 1999 was attributed primarily to the increase in new electronic imaging products.

Gross Profit. The Company's gross profit increased $0.3 million, or 0.8%, from $32.3 million in the quarter ended September 30, 1998 to $32.6 million in the quarter ended June 30, 1999. Gross profit decreased $0.8 million, or 1.2% from $62.0 million for the six months ended September 30, 1998 to $61.2 million for the six months ended June 30, 1999. As a percentage of sales, the gross margin rate increased from 37.0% in the quarter ended September 30, 1998 to 37.5% in the quarter ended June 30, 1999 and decrease from 37.3% for the six months ended September 30, 1998 to 36.8% for the six months ended June 30, 1999. The increase in the gross margin rate for the quarter ended June 30, 1999 was attributed mainly to the cost reduction efforts implemented by the Company while the slight decrease in gross margin rate for the six months ended June 30, 1999 was attributed mainly to early in the year discounting and promotions on initial sales of certain new products.

Engineering. The Company's engineering expenses remained flat, decreasing $0.1 million, or 2.1%, from $3.8 million in the quarter ended September 30, 1998 to $3.7 million in the quarter ended June 30, 1999. Engineering expenses decreased $0.2 million, or 1.9% from $7.6 million for the six months ended September 30, 1998 to $7.4 million for the six months ended June 30, 1999.

Selling, General and Administrative. The Company's selling, general and administrative expenses increased $1.5 million, or 8.0%, from $18.3 million in the quarter ended September 30, 1998 to $19.8 million in the quarter ended June 30, 1999. Selling, general and administrative expenses increased $1.3 million, or 3.7% from $36.8 million for the six months ended September 30, 1998 to $38.1 million for the six months ended June 30, 1999. The increase in selling, general and administrative expenses was attributed mainly to increased spending for information technology and advertising and promotion.

Corporate Charges. Corporate charges of $0.4 million and $0.9 million in the quarter and six months ended June 30, 1999 and $0.4 million and $0.9 million in the quarter ended September 30, 1998, respectively, represent fees to GSCP for consulting and management services provided under a management and services agreement.

Other income. The Company's royalty income, together with gains on the sales of certain of its facilities vacated in 1998 due to merger-related restructuring and the expected business interruption insurance benefit resulting from a fire that destroyed the Company's Mishawaka, IN facility, exceeded other expenses in the quarter and six months ended June 30, 1999.

In the six months ended June 30, 1999, the Company recorded a gain of $0.2 million on $2.2 million of proceeds on the sales of certain vacated facilities and certain product lines.

The Company's Mishawaka, IN facility was destroyed by fire in 1998. The Company has recognized the expected business interruption insurance benefit of $1.0 million in the six months ended June 30, 1999.

Interest expense. Interest expense decreased from $9.1 million and $18.4 in the quarter and six months ended September 30, 1998 to $9.0 million and $18.1 million in the quarter and six months ended June 30, 1999. The decrease was primarily due to the reduction in outstanding indebtedness, partially offset by slightly higher interest rates on the Company's Senior Secured Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999 the Company had cash and cash equivalents of $3.5 million compared to $3.4 million at December 31, 1998. The Company's principal source of funds in the six months ended June 30, 1999 consisted of cash generated from financing activities. Net cash provided by financing activities was $8.8 million, while net cash used in operations was $5.4 million and cash used in investing activities was $3.0 million, net of $2.2 million in proceeds from the sales of certain product lines and vacated facilities.

The Company's investing activities consisted of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes, introduce new products and improve efficiency, offset by of $2.2 million in proceeds from the sales of certain product lines and vacated facilities. Capital expenditures totaled $5.3 million for the six months ended June 30, 1999 compared with $3.8 million for the six months ended September 30, 1998. The Company's ability to make capital expenditures is subject to certain restrictions under its Senior Secured Credit Facility.

The Company's consolidated indebtedness increased $8.3 million from $337.7 million at December 31, 1998 to $346.0 million at June 30, 1999. The increase in indebtedness is comprised of increased borrowings under the Company's Revolving Credit Facility, which were partially offset by scheduled and accelerated principal reductions on the Company's Term Loan Facility.

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

The Company's current credit facilities include the Senior Secured Credit Facility consisting of the Term Loan Facility of $100.3 million and the Revolving Credit Facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines, subject to certain limitations, of $6.1 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

As of June 30, 1999, $8.4 million of the Company's $100.3 million Term Loan Facility is payable in the next 12 months. In addition, the Company had $15.7 million outstanding under the Revolving Credit Facility, and $5.0 million outstanding under the foreign working capital lines. Net availability at June 30, 1999 under the Revolving Credit Facility, computed by deducting $6.4 million of open letters of credit and applying applicable borrowing limitations, totaled $2.9 million. Net availability at June 30, 1999 under foreign working lines totaled $1.1 million. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by the Company; therefore, the Company's financial condition is and will continue to be affected by changes in the prevailing interest rates. The effective interest rate under these credit facilities in the six months ended June 30, 1999 was 8.2%.

Pursuant to the Term Loan Facility, the Company is required to make permanent principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($38.5 million outstanding at June 30, 1999), $4.0 million in the remainder of 1999 and $8.5 million, $11.0 million and $15.0 million of which is payable in each of 2000, 2001 and 2002 (which has a final maturity date of November 6, 2002), respectively, and (ii) the $65.0 million Tranche B Term Loan Facility ($61.8 million outstanding at June 30, 1999), $0.1 million in the remainder of 1999 and $0.5 million, $0.5 million, $0.5 million, $24.1 million and $36.1 million of which is payable in each of 2000, 2001, 2002, 2003 and 2004 (which has a final maturity date of November 6, 2004), respectively. In addition, under the terms of the Senior Secured Credit Facility, the Company is required to make mandatory prepayments with (i) non-ordinary asset sale proceeds, (ii) any additional indebtedness and equity proceeds (with certain exceptions) and
(iii) with 75% of the Excess Cash Flow of the Company and its subsidiaries for each fiscal year. During the six months ended June 30, 1999, the Company made a mandatory prepayment, equal to 75% of the Company's Excess Cash Flow, of $4.2 million.

The Company expects to generate additional cash flows from operations, partially from collection of the increase in accounts receivable attributed to a record sales month in June 1999, and has arranged a $4.0 million intercompany line of credit with Holdings. In addition, the Company is actively implementing plans to reduce inventory, improve the accounts receivable collection experience, and sell the remaining vacated property, vacant land and other non-productive or non-core assets.

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

ENVIRONMENTAL MATTERS

The Company is a party in a number of environmental enforcement matters and related claims which have arisen in the ordinary course of business. Certain environmental matters are indemnified by Mark IV, the former parent company of Old EVI. Based upon reliance of this indemnification, the Company believes that such matters and claims, if finally determined in a manner adverse to the Company, whether considered separately or in the aggregate, would not have a material adverse effect on the operating results or financial condition of the Company. The Company believes that compliance with current federal, state and local environmental protection laws and provisions should not have a material adverse effect on the operating income or financial condition of the Company. The assessment of materiality of such environmental matters and claims is based on a gross determination of such charges that could occur and does not give effect to possible third party recoveries.

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

The Company has completed an internal inventory and assessment of Year 2000 readiness of its computer hardware and software and it's non-information technology and has in recent years replaced, modified or upgraded more than 80% of its information systems with Year 2000 ready systems. The replacement, upgrade, changes to and testing of the Company's remaining critical non-ready systems was completed in July 1999.

In addition to internal remediation activities, the Company has initiated communications with key third parties, including suppliers and customers, to determine the extent to which their systems, their products, or their electronic data interchange with the Company, are vulnerable to Year 2000 issues. Data collection continues and the Company has not yet received sufficient information from such parties to fully assess the risks relating to non-timely compliance by third parties.

The Company is in the process of developing contingency plans for critical systems in the event that the Company or any of its key suppliers are not Year 2000 ready by the required dates. The Company's target for finalizing such contingency planning is September 1999.

If the systems of the Company or its key suppliers are not Year 2000 ready in a timely fashion, the Company believes that the most likely worst case scenario would include some temporary disruptions in the Company's acceptance and processing of orders and billing and in its ability to secure raw materials for production from suppliers. This could cause a temporary interruption of some materials or services the Company needs to make its products or process customer orders, which could result in some delayed shipments to customers, delayed collections and lost sales and profits for the Company.

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

Although the Company expects its critical systems to be ready by the third quarter of 1999, there can be no assurance that its Year 2000 program will be effective or that estimates about timing and cost will be accurate. The outcome of the Company's Year 2000 program is subject to a number of risks and uncertainties, some of which (such as the availability of qualified personnel and the Year 2000 preparation of third parties) are beyond its control. Therefore, there can be no assurances that the Company will not incur material remediation costs beyond the above anticipated future costs, or that the Company's business, financial condition, or results of operations will not be significantly impacted if Year 2000 problems with its systems, or with the products or systems of other parties with whom it does business, are not resolved in a timely manner.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The counter-parties to these transactions are major financial institutions.

EXCHANGE RATE SENSITIVITY ANALYSIS

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During the quarter ended June 30, 1999, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in the consolidated statement of operations.

At June 30, 1999, the Company had $4.0 million of gross outstanding forward exchange contracts, with a weighted remaining maturity of 33 days.

At June 30, 1999, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $0.4 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

INTEREST RATE AND DEBT SENSITIVE ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At June 30, 1999, the Company had fixed rate debt of $225.0 million and floating rate debt of $121.0 million. Holding all other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of the $225.0 million fixed rate debt by approximately $9.2 million. The earnings and cash flow impact for the next twelve months resulting from a one percentage point increase in interest rates on the $121.0 million floating rate debt would be approximately $1.2 million, holding all other variables constant.

PART II.  OTHER INFORMATION

ITEM 5    OTHER INFORMATION

    None.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

*10(h) The 1997 Telex Communications Group, Inc. Amended and Restated Stock Option Plan

*10(ee) Amended and Restated 1998 Telex Communications Group, Inc. Performance Stock Option Plan

27       Financial data schedule

__________________________
* Denotes management contract, executive compensation plan, or arrangement.


(b)  Reports on Form 8-K

   None.






SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                         TELEX COMMUNICATIONS, INC.



Dated:  August 16, 1999     By:  /s/ Ned C. Jackson
        ---------------          ---------------------------------------------
                            Ned C. Jackson
                            President and Chief Executive Officer


                         TELEX COMMUNICATIONS, INC.


Dated:  August 16, 1999     By:   /s/ Richard J. Pearson
        ---------------           --------------------------------------------
                            Richard J. Pearson
                            Vice President and Chief Financial Officer

                           TELEX COMMUNICATIONS, INC.
                                   FORM 10-Q

                                 EXHIBIT INDEX


EXHIBIT
NUMBER     DESCRIPTION OF DOCUMENT

  *10(h) The 1997 Telex Communications Group, Inc. Amended and Restated Stock Option Plan

  *10(ee) Amended and Restated 1998 Telex Communications Group, Inc. Performance Stock Option Plan

  27       Financial data schedule




__________________________
* Denotes management contract, executive compensation plan, or arrangement.