Form 10-Q
period 1999-09-30
TELEX COMMUNICATIONS INC
filed 1999-11-15
CIK 857668

                                                                       CONFORMED
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999  Commission File No. 333-27341

                           TELEX COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                       38-1853300
           --------                                       ----------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                          Identification No.)

             9600 ALDRICH AVENUE SOUTH, MINNEAPOLIS, MINNESOTA 55420
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code: (612) 884-4051

                               -----------------

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

     AS OF SEPTEMBER 30, 1999 THERE WERE 110 SHARES OF TELEX COMMUNICATIONS, INC., $0.01 PAR VALUE, OUTSTANDING.


                        THIS DOCUMENT CONTAINS 24 PAGES.

================================================================================

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                           TELEX COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                                             1999           1998
                                                                                         -------------   ------------

                                     ASSETS
Current assets:
      Cash and cash equivalents                                                          $   2,600       $   3,431
      Accounts receivable, net                                                              66,264          53,926
      Inventories                                                                           73,106          67,758
      Other current assets                                                                  12,189          10,822
                                                                                         ---------       ---------
           Total current assets                                                            154,159         135,937

Property, plant and equipment, net                                                          48,007          48,275
Deferred financing costs, net                                                               10,558          11,586
Intangible and other assets, net                                                            75,486          77,478
                                                                                         ---------       ---------
                                                                                         $ 288,210       $ 273,276
                                                                                         =========       =========


                     LIABILITIES AND SHAREHOLDER'S DEFICIT
Currrent liabilities:
      Revolving lines of credit                                                          $  22,641       $   5,703
      Current maturities of long-term debt                                                   8,732          10,811
      Accounts payable                                                                      29,547          20,920
      Accrued wages and benefits                                                            11,615           9,156
      Accrued interest                                                                       7,229           6,416
      Other accrued liabilities                                                             14,510          14,158
      Income taxes payable                                                                   6,121           5,200
                                                                                         ---------       ---------
           Total current liabilities                                                       100,395          72,364

Long-term debt                                                                             314,578         321,189
Other long-term liabilities                                                                  9,652           9,810
                                                                                         ---------       ---------
           Total liabilities                                                               424,625         403,363
                                                                                         ---------       ---------

Shareholder's deficit:
      Common stock and capital in excess of par                                              3,121           2,980
      Accumulated other comprehensive loss                                                  (2,716)         (1,400)
      Accumulated deficit                                                                 (136,820)       (131,667)
                                                                                         ---------       ---------
           Total shareholder's deficit                                                    (136,415)       (130,087)
                                                                                         ---------       ---------
                                                                                         $ 288,210       $ 273,276
                                                                                         =========       =========

                                                     See accompanying notes.

                           TELEX COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                  QUARTER ENDED                NINE MONTHS ENDED
                                            ----------------------------  -----------------------------
                                            SEPTEMBER 30,   DECEMBER 31,  SEPTEMBER 30,    DECEMBER 31,
                                                1999           1998           1999             1998
                                            -------------   ------------  ------------     ------------

Net sales                                     $ 88,411       $ 80,062       $ 254,582       $ 246,342
Cost of sales                                   55,781         52,949         160,751         157,266

                                              --------       --------       ---------       ---------
            Gross profit                        32,630         27,113          93,831          89,076

                                              --------       --------       ---------       ---------
Operating expenses:
     Engineering                                 3,759          3,658          11,169          11,214
     Selling, general and administrative        20,909         16,920          59,033          53,678
     Corporate charges                             429            429           1,287           1,287
     Amortization                                  692            735           2,086           2,118

                                              --------       --------       ---------       ---------
                                                25,789         21,742          73,575          68,297

                                              --------       --------       ---------       ---------
            Operating profit                     6,841          5,371          20,256          20,779
Interest expense                                 9,213          8,961          27,343          27,328
Other income                                    (1,049)        (1,087)         (3,101)         (2,719)

                                              --------       --------       ---------       ---------
Loss before income taxes                        (1,323)        (2,503)         (3,986)         (3,830)
Provision for income taxes                         183            667           1,167           1,222

                                              --------       --------       ---------       ---------
            Net loss                          $ (1,506)      $ (3,170)      $  (5,153)      $  (5,052)
                                              ========       ========       =========       =========

                            See accompanying notes.

                           TELEX COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                          ---------------------------
                                                                          SEPTEMBER 30,  DECEMBER 31,
                                                                              1999           1998
                                                                          -------------  ------------
OPERATING ACTIVITIES:
      Net loss                                                              $ (5,153)      $ (5,052)
      Adjustments to reconcile net loss to cash flows from operations:
           Depreciation, amortization and provision for bad debts             11,116          9,785
           Gain on sale of facilities and product lines                         (766)          (946)
           Stock option compensation expense and special charges                 141           (176)
           Change in operating assets and liabilities                        (10,536)        19,449
           Change in long-term liabilities                                       222           (637)
                                                                            --------       --------
      Net cash provided by (used in) operating activities                     (4,976)        22,423
                                                                            --------       --------

INVESTING ACTIVITIES:
      Additions to property, plant and equipment                              (7,648)        (5,060)
      Proceeds from sale of facilities and product lines                       3,384          1,990
      Cash paid for acquisition, net of cash acquired                                          (255)
      Other                                                                                    (126)
                                                                            --------       --------
      Net cash used in investing activities                                   (4,264)        (3,451)
                                                                            --------       --------

FINANCING ACTIVITIES:
      Borrowings (payments) under revolving lines of credit, net              17,093         (9,964)
      Repayment of long-term debt                                             (8,691)        (6,125)
      Payments for deferred financing costs                                                    (784)
                                                                            --------       --------
      Net cash provided by (used in) financing activities                      8,402        (16,873)
                                                                            --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:                      7           (892)
                                                                            --------       --------

CASH AND CASH EQUIVALENTS:
      Net increase (decrease)                                                   (831)         1,207
      Beginning of period                                                      3,431          2,224
                                                                            --------       --------
      End of period                                                         $  2,600       $  3,431
                                                                            ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
      Interest                                                              $ 25,648       $ 27,896
                                                                            ========       ========
      Income taxes (refunds), net                                           $    697       $ (7,017)
                                                                            ========       ========

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

     The condensed consolidated balance sheet as of September 30, 1999 and the condensed consolidated statements of operations and cash flows for the quarters and nine months ended September 30, 1999 and December 31, 1998 have been prepared by the Company without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Effective December 31, 1998 the Company changed its fiscal year end to December 31 from March 31. The management's discussion and analysis that follows compares the results, which are not materially affected by seasonal fluctuations, for the third quarter ended September 30, 1999 with the prior year's third fiscal quarter ended December 31, 1998. The results for the prior year's nine months ended September 30, 1998 contain certain Merger-related costs and expenses, some of which are not easily quantifiable. Therefore, the Company believes that for purposes of management's discussion and analysis, a comparison of the financial results for the third quarter and nine months ended September 30, 1999 with the results for the third fiscal quarter and nine months ended December 31, 1998 is more meaningful than a comparison with the results for the quarter and nine months ended September 30, 1998, which includes a similar calendar quarter from two prior fiscal years ago.

     In the opinion of management, these financial statements reflect all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of Telex at September 30, 1999 and the results of its operations and cash flows for all periods presented.

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

     The results of operations for interim periods are not necessarily indicative of results which will be realized for the full fiscal year.

2.   Inventories consist of the following, in thousands (unaudited):

                                September 30,       December 31,
                                    1999               1998
                                    ----               ----

     Raw materials and parts      $33,272             $32,667
     Work in process               11,885              10,690
     Finished products             27,949              24,401
                                  -------             -------
                                  $73,106             $67,758
                                  =======             =======

3. Telex's tax provision is calculated on a separate company basis, and Telex's taxable income is included in the consolidated federal income tax return of Holdings. The Company has recorded a liability to Holdings for the tax benefit Telex received from Holdings which is included in other long-term liabilities.

4. The Company recorded an income tax provision of $0.2 million and $1.2 million on pre-tax losses of $1.3 million and $4.0 million for the quarter and nine months ended September 30, 1999, respectively. The income tax provision for the nine months ended September 30,1999 is comprised of a U.S. Federal income tax benefit of $2.3 million which is offset by a deferred tax valuation allowance of $2.3 million and an income tax provision of $1.2 million attributed to income of certain foreign subsidiaries for the nine months ended September 30, 1999.

     The Company has a net deferred tax valuation allowance of $18.0 million at September 30, 1999 due to the uncertainty of the realization of future tax benefits. Included in this valuation allowance is $2.3 million charged to the income tax provision for the nine months ended September 30, 1999. The realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

5. Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net income or loss represents net income or loss adjusted for foreign currency translation adjustments and minimum pension liability adjustment. Comprehensive net income was $0.1 million for the quarter ended September 30, 1999. Comprehensive net loss was $6.5 million for the nine months ended September 30, 1999. Comprehensive net loss was $2.9 million and $4.1 million for the quarter and nine months ended December 31, 1998, respectively.

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


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                                     Professional  Multimedia/
                                                      Sound and       Audio
                                                      Entertain-     Communi-
                                                         ment        cations     Corporate       Total
                                                     ------------  -----------   ---------      --------

Net sales                                              $53,255      $35,156      $      -       $ 88,411
Cost of sales                                           32,957       22,824             -         55,781
                                                       -------      -------      --------       --------
     Gross profit                                       20,298       12,332             -         32,630
                                                       -------      -------      --------       --------

Operating expenses:
     Engineering                                             -            -         3,759          3,759
     Selling, general and administrative                     -            -        20,909         20,909
     Corporate charges                                       -            -           429            429
     Amortization of intangibles                             -            -           692            692
                                                       -------      -------      --------       --------
                                                             -            -        25,789         25,789
                                                       -------      -------      --------       --------
Operating profit (loss)                                 20,298       12,332       (25,789)         6,841
Interest expense                                             -            -         9,213          9,213
Other income                                                 -            -        (1,049)        (1,049)
Provision for income taxes                                   -            -           183            183
                                                       -------      -------      --------       --------

Net income (loss)                                      $20,298      $12,332      $(34,136)      $ (1,506)
                                                       =======      =======      ========       ========

Depreciation expense                                   $   815      $   582      $  1,140       $  2,537
                                                       =======      =======      ========       ========

Capital expenditures                                   $   962      $ 1,302      $    104       $  2,368
                                                       =======      =======      ========       ========

                                                       United
                                                       States       Germany         Other          Total
                                                       -------      -------      --------       --------

Net sales                                              $52,849      $ 7,506        28,056         88,411
                                                       =======      =======      ========       ========



             AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999



                                                 Professional    Multimedia/
                                                  Sound and         Audio
                                                  Entertain-       Communi-
                                                     ment          cations      Corporate          Total
                                                 ------------    -----------    ---------        ---------


Net sales                                          $154,448         $100,134      $      -       $ 254,582
Cost of sales                                        92,800           67,951             -         160,751
      Gross profit                                 --------         --------      --------       ---------
                                                     61,648           32,183             -          93,831
                                                   --------         --------      --------       ---------

Operating expenses:
      Engineering                                         -                -        11,169          11,169
      Selling, general and administrative                 -                -        59,033          59,033
      Corporate charges                                   -                -         1,287           1,287
      Amortization of intangibles                         -                -         2,086           2,086
                                                   --------          -------      --------       ---------
                                                          -                -        73,575          73,575
                                                   --------          -------      --------       ---------
Operating profit (loss)                              61,648           32,183       (73,575)         20,256
Interest expense                                          -                -        27,343          27,343
Other income                                              -                -        (3,101)         (3,101)
Provision for income taxes                                -                -         1,167           1,167
                                                   --------          -------      --------       ---------

Net income (loss)                                  $ 61,648          $32,183      $(98,984)      $  (5,153)
                                                   ========          =======      ========       =========

Depreciation expense                               $  2,237          $ 1,777      $  3,310       $   7,324
                                                   ========          =======      ========       =========

Capital expenditures                               $  3,279          $ 2,637      $  1,732       $   7,648
                                                   ========          =======      ========       =========

Total assets                                       $199,721          $48,019      $ 40,470       $ 288,210
                                                   ========          =======      ========       =========

                                                   United
                                                   States            Germany         Other           Total
                                                   --------          -------      --------       ---------

Net sales                                          $146,531          $21,276      $ 86,775       $ 254,582
                                                   --------          =======      ========       =========

Long-lived assets                                  $123,307          $ 4,968      $  5,776       $ 134,051
                                                   ========          =======      ========       =========

                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                                                                   Professional   Multimedia/
                                                                    Sound and       Audio
                                                                    Entertain-     Communi-
                                                                       ment        cations     Corporate       Total
                                                                  ------------   -----------   ---------       -----


 Net sales                                                           $47,940      $32,122      $      -       $ 80,062
 Cost of sales                                                        34,201       18,748             -         52,949
                                                                     -------      -------      --------       --------
       Gross profit                                                   13,739       13,374             -         27,113
                                                                     -------      -------      --------       --------

Operating expenses:
       Engineering                                                         -            -         3,658          3,658
       Selling, general and administrative                                 -            -        16,920         16,920
       Corporate charges                                                   -            -           429            429
       Amortization of intangibles                                         -            -           735            735
                                                                     -------      -------      --------       --------
                                                                           -            -        21,742         21,742
                                                                     -------      -------      --------       --------

 Operating profit (loss)                                              13,739       13,374       (21,742)         5,371
 Interest expense                                                          -            -         8,961          8,961
 Other income                                                              -            -        (1,087)        (1,087)
 Provision for income taxes                                                -            -           667            667
                                                                     -------      -------      --------       --------

 Net income (loss)                                                   $13,739      $13,374      $(30,283)      $ (3,170)
                                                                     =======      =======      ========       ========

 Depreciation expense                                                $   555      $   696      $  1,168       $  2,419
                                                                     =======      =======      ========       ========

 Capital expenditures                                                $   624      $   309      $    506       $  1,439
                                                                     =======      =======      ========       ========

                                                                     United
                                                                     States       Germany         Other          Total
                                                                     -------      -------      --------       --------
 Net sales                                                           $46,606      $ 8,503      $ 24,953       $ 80,062
                                                                     =======      =======      ========       ========



              AS OF AND FOR THE NINE MONTHS ENDED DECEMBER 31, 1998

                                                                          Professional  Multimedia/
                                                                           Sound and       Audio
                                                                           Entertain-     Communi-
                                                                              ment        cations     Corporate          Total
                                                                          ----------   ------------   ---------          -----

 Net sales                                                               $  1582,822      $93,520         $   -         246,342
 Cost of sales                                                                97,711       59,555             -         157,266
                                                                          ----------      -------      --------       ---------
         Gross profit                                                         55,111       33,965             -          89,076
                                                                          ----------      -------      --------       ---------

Operating expenses:
         Engineering                                                               -            -        11,214          11,214
         Selling, general and administrative                                       -            -        53,678          53,678
         Corporate charges                                                         -            -         1,287           1,287
         Amortization of intangibles                                               -            -         2,118           2,118
                                                                            --------      -------      --------       ---------
                                                                                   -            -        68,297          68,297
                                                                            --------      -------      --------       ---------
 Operating profit (loss)                                                      55,111       33,965       (68,297)         20,779
 Interest expense                                                                  -            -        27,328          27,328
 Other income                                                                      -            -        (2,719)         (2,719)
 Provision for income taxes                                                        -            -         1,222           1,222
                                                                            --------      -------      --------       ---------

 Net income (loss)                                                          $ 55,111      $33,965      $(94,128)      $  (5,052)
                                                                            ========      =======      ========       =========

 Depreciation expense                                                       $  2,346      $ 1,788      $  2,650       $   6,784
                                                                            ========      =======      ========       =========

 Capital expenditures                                                       $  1,734      $   892      $  2,560       $   5,186
                                                                            ========      =======      ========       =========

 Total assets                                                               $180,998      $57,495      $ 34,783       $ 273,276
                                                                            ========      =======      ========       =========



                                                                            United
                                                                            States        Germany         Other           Total
                                                                            --------      -------      --------       ---------
 Net sales                                                                  $148,454      $22,923      $ 74,965         246,342
                                                                            ========      =======      ========       =========

 Long-lived assets                                                          $126,277      $ 5,564      $  5,498         137,339
                                                                            ========      =======      ========       =========







7. During the Fiscal Year ended March 31, 1998, the Company recorded a restructuring charge of $6.2 million attributable to the Merger-related consolidation of certain product lines, and the consolidation of certain of its worldwide manufacturing, engineering, distribution, marketing, service and administrative operations to reduce costs, to better utilize the available manufacturing and operating capacity and to enhance competitiveness. At September 30, 1999, the Company had a restructuring reserve balance of $2.6 million. As of September 30, 1999, the Company has charged to the restructuring reserve $3.6 million, consisting of $1.6 million of cash expenditures and $2.0 million of non-cash charges.

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

9. On October 29, 1999 the Company amended the terms of its Senior Secured Credit Facility ("Facility") with several banks and other financial institutions to change certain financial condition covenants and related definitions. The new terms include an increase in the borrowing rate of 25 basis points on the Revolving Credit Facility and Term Loan Facility. The cost of the amendment is 37.5 basis points, or approximately $0.5 million, on the outstanding commitment of the Revolving Credit Facility and the amount outstanding on the Term Loans, plus certain other administrative fees. The Company is subject to various financial covenants under the amended Facility. The financial covenants include Consolidated EBITDA, Consolidated Fixed Charges Ratio, Leverage Ratio, Senior Leverage Ratio and limitations on Capital Expenditures.

10. Subsequent to September 30, 1999 the Company sold substantially all of its VEGA wireless intercom, wireless IFB and wireless microphone equipment businesses for cash proceeds of approximately $3.2 million, of which $2.8 million was received at the closing on October 15, 1999, and the remaining $0.4 million, held in escrow subject to closing balance sheet adjustments and other customary conditions, is to be received in three installments extending to March 31, 2001 as conditions are satisfied. The sale is not expected to have a material adverse effect on the Company's results of operations. In addition, on October 28, 1999 the Company sold land held for sale for cash proceeds of $0.7 million which approximates the book value of the land.

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

Effective December 31, 1998 the Company changed its fiscal year end to December 31 from March 31. The management's discussion and analysis that follows compares the results, which are not materially affected by seasonal fluctuations, for the third quarter ended September 30, 1999 with the prior year's third fiscal quarter ended December 31, 1998. The results for prior year calendar quarter ended March 31, 1998 contain certain Merger-related costs and expenses, some of which are not easily quantifiable. Therefore, the Company believes that for purposes of management's discussion and analysis, a comparison of the financial results for the third quarter and nine months ended September 30, 1999 with the results for the third fiscal quarter and nine months ended December 31, 1998 is more meaningful than a comparison with the results for the quarter and nine months ended September 30, 1998, which include a similar calendar quarter from two prior fiscal years ago.

THE TRANSACTIONS

The Acquisition. On February 10, 1997 (the "Acquisition Closing Date"), pursuant to a purchase agreement dated December 12, 1996, (as amended, the "Purchase Agreement") an acquisition subsidiary wholly owned by Greenwich Street Capital Partners, L.P. ("GSCP") and certain affiliated investors acquired from Mark IV Industries ("Mark IV") and one of its subsidiaries all of the issued and outstanding capital stock of Gulton Industries, Inc. ("Gulton"), the former parent of Old EVI, and each of its subsidiaries for an initial cash purchase price of $151.5 million, plus $4.9 million in estimated adjustments paid on the closing date, which aggregate amount is subject to further post-closing adjustments (the "Acquisition"). Mark IV and the Company are currently disputing the post-closing adjustments pursuant to the applicable provisions of the Purchase Agreement. Pursuant to this arbitration, the Company has incurred professional fees of $2.0 million, of which $0.6 million remain unpaid as of September 30, 1999. Any final adjustment in purchase price, net of costs incurred from this arbitration will result in an adjustment to goodwill.

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

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the Company's net sales, in thousands:

                                                 Quarter ended                Nine months ended
                                           --------------------------     ---------------------------
                                           September 30,  December 31,    September 30,  December 31,
                                               1999          1998             1999           1998
                                           --------------------------     ---------------------------
Net Sales:
     Professional Sound and Entertainment      $53,254      $ 47,940         $154,447      $152,822
     Multimedia/Communications                  35,157        32,122          100,135        93,520
                                               -------      --------         --------      --------
                                               $88,411      $ 80,062         $254,582      $246,342
                                               =======      ========         ========      ========



QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1998

Net Sales. The Company's net sales increased $8.3 million, or 10.4%, from $80.1 million in the quarter ended December 31, 1998 to $88.4 million in the quarter ended September 30, 1999. Net sales increased $8.3 million, or 3.4%, from $246.3 million for the nine months ended December 31, 1998 to $254.6 million for the nine months ended September 30, 1999. The increase in net sales for the quarter and for the nine months is attributed to an increase in both the Professional Sound and Entertainment and in the Multimedia/Audio Communications segments' net sales.

Net sales in the Company's Professional Sound and Entertainment segment increased $5.4 million, or 11.3%, from $47.9 million in the quarter ended December 31, 1998 to $53.3 million in the quarter ended September 30, 1999. Net sales increased $1.6 million, or 1.0% from $152.8 million for the nine months ended December 31, 1998 to $154.4 million for the nine months ended September 30, 1999. The increase in net sales for the nine months ended September 30, 1999 was due to the strong sales for the quarter which offset earlier-in-the year decline attributed to discontinuation of certain product lines, the sale of the Gauss business, and to the destruction by fire of the Company's Mishawaka, IN factory. The strong sales growth for the quarter was attributed primarily to new products and to recovery in the Asia/Pacific region.

Net sales in the Company's Multimedia/Audio Communications segment increased $3.1 million, or 9.7%, from $32.1 million in the quarter ended December 31, 1998 to $35.2 million in the quarter ended September 30, 1999. Net sales increased $6.6 million, or 7.1% from $93.5 million for the nine months ended December 31, 1998 to $100.1 million for the nine months ended September 30, 1999. The increase in net sales for the quarter and the nine months ended September 30, 1999 was attributed primarily to the increase in new electronic imaging products.

Gross Profit. The Company's gross profit increased $5.5 million, or 20.3%, from $27.1 million in the quarter ended December 31, 1998 to $32.6 million in the quarter ended September 30, 1999. Gross profit increased $4.7 million, or 5.3% from $89.1 million for the nine months ended December 31, 1998 to $93.8 million for the nine months ended September 30, 1999. As a percentage of net sales, the gross margin rate increased from 33.9% in the quarter ended December 31, 1998 to 36.9% in the quarter ended September 30, 1999, and increased from 36.2% for the nine months ended December 31, 1998 to 36.9% for the nine months ended September 30, 1999. The increase in the gross margin rate for the quarter and for the nine months ended September 30, 1999 was attributed mainly to the cost reduction efforts, primarily in purchased materials, implemented by the Company. In addition, gross margin on some of the new products has increased with improved production efficiency as the Company is past the start up phase.

Engineering. The Company's engineering expenses remained about flat, increasing $0.1 million, or 2.7%, from $3.7 million in the quarter ended December 31, 1998 to $3.8 million in the quarter ended September 30, 1999. Engineering expenses for the nine months ended September 30, 1999 at $11.2 million remained flat with the nine months ended December 31, 1998.

Selling, General and Administrative. The Company's selling, general and administrative expenses for the quarter ended December 1998 contained a credit of $2.8 million attributed to reversal of previously accrued non-cash charges for stock options and bonus. Excluding this credit for the non-cash items, the Company's selling, general and administrative expenses increased $1.2 million, or 6.1% from $19.7 million in the quarter ended December 31, 1998 to $20.9 million in the quarter ended September 30, 1999. Excluding the credit for the non-cash items, selling, general and administrative expenses increased $2.5 million, or 4.4% from $56.5 million for the nine months ended December 31, 1998 to $59.0 million for the nine months ended September 30, 1999. The increase in selling, general and administrative expenses was attributed mainly to increased spending for information technology, and advertising and promotion.

Corporate Charges. Corporate charges of $0.4 million for the quarters ended December 31, 1998 and September 30, 1999, and $1.3 million for the nine months ended December 31, 1998 and September 30, 1999 represent fees to GSCP for consulting and management services provided under a management and services agreement.

Other income. The Company's royalty income, together with gains on the sales of certain of its facilities vacated in 1998 due to merger-related restructuring and the expected business interruption insurance benefit resulting from a fire that destroyed the Company's Mishawaka, IN facility, exceeded other expenses in the quarter and nine months ended September 30, 1999.

In the nine months ended September 30, 1999, the Company recorded a gain of $0.8 million on $3.4 million of proceeds on the sales of certain vacated facilities and certain product lines.

The Company's Mishawaka, IN facility was destroyed by fire in 1998. The Company has recognized the expected business interruption insurance benefit of $1.0 million in the nine months ended September 30, 1999.

In the third quarter ended September 30, 1999, the Company recognized $0.7 million of royalty income attributed to underpayment in prior periods by a licensee.

Interest expense. The Company's interest expense of $ 9.2 million for the quarter ended September 30, 1999 and $27.3 million for the nine months ended September 30, 1999 remained about flat, respectively, with the quarter and with the nine months ended December 31, 1998. A reduction in outstanding indebtedness was about offset by slightly higher interest rates on the Company's Senior Secured Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999 the Company had cash and cash equivalents of $2.6 million compared to $3.4 million at December 31, 1998. The Company's principal source of funds in the nine months ended September 30, 1999 consisted of $8.4 million net cash provided from financing activities and $3.4 million proceeds from sale of certain vacated facilities and certain product lines. Net cash used in operations was $5.0 million and cash used in investing activities, exclusive of proceeds from sale of certain vacated facilities and certain product lines, was $7.6 million.

The Company's investing activities consisted of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes, introduce new products and improve efficiency, offset by $3.4 million in proceeds from the sales of certain product lines and vacated facilities. Capital expenditures totaled $7.6 million for the nine months ended September 30, 1999 compared with $5.1 million for the nine months ended December 31, 1998. The Company's ability to make capital expenditures is subject to certain restrictions under its Senior Secured Credit Facility.

The Company's consolidated indebtedness increased $8.3 million from $337.7 million at December 31, 1998 to $346.0 million at September 30, 1999. The increase in indebtedness is comprised of increased borrowings under the Company's Revolving Credit Facility, which were partially offset by scheduled and accelerated principal reductions on the Company's Term Loan Facility.

The Company's liquidity needs arise primarily from debt service on indebtedness incurred in connection with the Transactions, working capital needs and capital expenditure requirements. The Company incurred substantial indebtedness in connection with the Acquisition Transaction and the Recapitalization Transaction. As a result, debt service represents significant liquidity requirements for the Company.

The Company relies mainly on internally generated funds, and, to the extent necessary, borrowings under the Revolving Credit Facility and foreign working capital lines to meet its liquidity needs.

The Company's current credit facilities include the Senior Secured Credit Facility consisting of the Term Loan Facility of $98.3 million and the Revolving Credit Facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines, subject to certain limitations, of $6.2 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

As of September 30, 1999, $8.7 million of the Company's $98.3 million Term Loan Facility is payable in the next 12 months. In addition, the Company had $18.8 million outstanding under the Revolving Credit Facility, and $3.8 million outstanding under the foreign working capital lines. Net availability at September 30, 1999 under the Revolving Credit Facility, computed by deducting $4.8 million of open letters of credit and applying applicable borrowing limitations, totaled $1.4 million. Net availability at September 30, 1999 under foreign working lines totaled $2.4 million. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by the Company; therefore, the Company's financial condition is and will continue to be affected by changes in the prevailing interest rates. The effective interest rate under these credit facilities in the nine months ended September 30, 1999 was 8.4%.

Pursuant to the Term Loan Facility, the Company is required to make permanent principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($36.5 million outstanding at September 30, 1999), $2.0 million in the remainder of 1999 and $8.5 million, $11.0 million and $15.0 million of which is payable in each of 2000, 2001 and 2002 (which has a final maturity date of November 6, 2002), respectively, and (ii) the $65.0 million Tranche B Term Loan Facility ($61.8 million outstanding at September 30, 1999), $0.1 million in the remainder of 1999 and $0.5 million, $0.5 million, $0.5 million, $24.1 million and $36.1 million of which is payable in each of 2000, 2001, 2002, 2003 and 2004 (which has a final maturity date of November 6, 2004), respectively. In addition, under the terms of the Senior Secured Credit Facility, the Company is required to make mandatory prepayments with (i) non-ordinary asset sale proceeds, (ii) any additional indebtedness and equity proceeds (with certain exceptions) and (iii) with 75% of the Excess Cash Flow of the Company and its subsidiaries for each fiscal year. During the nine months ended September 30, 1999, the Company made a mandatory prepayment, equal to 75% of the Company's Excess Cash Flow, of $4.2 million.

The Company is actively implementing plans to reduce inventory, improve the accounts receivable collection experience, limit capital expenditures, and sell vacant land and other non-productive or non-core assets (see note 10 to the financial statements). The Company believes that these additional sources of funds, together with the Company's Revolving Credit Facility and cash from operations will be adequate to meet its debt service and principal payment requirements, capital expenditure needs, and working capital requirements. However, no assurance can be given in this regard, because working capital requirements and other circumstances may change. The Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

The Company has completed an internal inventory and assessment of Year 2000 readiness of its computer hardware and software and it's non-information technology and has in recent years replaced, modified or upgraded more than 80% of its information systems with Year 2000 ready systems. The remaining upgrades, changes to and testing of the Company's critical systems were completed in July 1999.

In addition to internal remediation activities, the Company has initiated communications with key third parties, including suppliers and customers, to determine the extent to which their systems, their products, or their electronic data interchange with the Company, are vulnerable to Year 2000 issues. The data collection process will continue into the fourth quarter of fiscal year 1999 because the Company has not yet received sufficient information from some of these parties to fully assess the risks relating to non-timely compliance by all third parties. The Company is in the process of developing contingency plans for critical systems in the event that the Company or any of its key suppliers or customers are not Year 2000 ready by the required dates. If the systems of the Company or its key suppliers are not Year 2000 ready in a timely fashion, the Company believes that the most likely worst case scenario would include some temporary disruptions in the Company's acceptance and processing of orders and billing and in its ability to secure raw materials for production from suppliers. This could cause a temporary interruption of some materials or services the Company needs to make its products or process customer orders, which could result in some delayed shipments to customers, delayed collections and lost sales and profits for the Company.

The Company believes that the replacement, upgrade and changes to the critical systems to address Year 2000 issues has required incremental expenditures of less than $1.0 million in 1999 with minimal expenditures expected in the fourth quarter of fiscal year 1999. The Company does not separately track internal costs incurred for its Year 2000 program, which costs are principally related to payroll costs for its information systems group. The costs of the Year 2000 program are being funded through operating cash flows and are expensed as incurred or capitalized as appropriate.

Although the Company believes its critical systems are ready there can be no assurance that its Year 2000 program will be effective or that estimates about timing and cost will be accurate. The outcome of the Company's Year 2000 program is subject to a number of risks and uncertainties, some of which (such as the availability of qualified personnel and the Year 2000 preparation of third parties) are beyond its control. Therefore, there can be no assurances that the Company will not incur material remediation costs beyond the above anticipated future costs, or that the Company's business, financial condition, or results of operations will not be significantly impacted if Year 2000 problems with its systems, or with the products or systems of other parties with whom it does business, are not resolved in a timely manner.

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

EXCHANGE RATE SENSITIVITY ANALYSIS

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During the quarter ended September 30, 1999, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in the condensed consolidated statements of operations.

At September 30, 1999, the Company had $7.9 million of gross outstanding forward exchange contracts, with a weighted remaining maturity of 136 days.

At September 30, 1999, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $0.8 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

INTEREST RATE AND DEBT SENSITIVE ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At September 30, 1999, the Company had fixed rate debt of $225.0 million and floating rate debt of $121.0 million. Holding all other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of the $225.0 million fixed rate debt by approximately $8.4 million. The earnings and cash flow impact for the next twelve months resulting from a one percentage point increase in interest rates on the $121.0 million floating rate debt would be approximately $1.2 million, holding all other variables constant.

PART II.        OTHER INFORMATION

ITEM 5          OTHER INFORMATION

                On September 29, 1999, Telex Communications, Inc. (the "Company") obtained a waiver (the "Waiver"), to the Credit Agreement, dated as of May 6, 1997, as amended by Amendment No. 1, dated as of January 30, 1998 and as amended by Amendment No. 2, dated as of December 23, 1998 (the "Credit Agreement"), among the Company, the several banks and other financial institutions from time to time parties thereto (the "Lenders"), Morgan Stanley Senior Funding, Inc., as documentation agent for the Lenders, and The Chase Manhattan Bank, as administrative agent for the Lenders. The Waiver provides that the Lenders waive compliance with the financial condition covenants contained in Subsection 8.1(a), Subsection 8.1(b) and Subsection 8.1(c) of the Credit Agreement for the period from September 30, 1999 to October 31, 1999.

                On October 29, 1999, the Company entered into Amendment No. 3 (the "Amendment") to the Credit Agreement, among the Company, the Lenders, Morgan Stanley Senior Funding, Inc., as the documentation agent for the Lenders, and The Chase Manhattan Bank, as administrative agent for the Lenders. The Amendment changes certain financial condition covenants applicable for the periods commencing with the fiscal quarter ending on September 30, 1999 and ending with the fiscal quarter ending on December 31, 2000, changes related definitions, adds a new financial condition covenant and increases the Applicable Margins for the Revolving Credit Loans, the Tranche A Term Loans and the Tranche B Term Loans (as each such term is defined in the Credit Agreement).


ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

      10(a) Waiver, dated as of September 29, 1999, to the Credit Agreement as amended by Amendment No. 1, dated as of January 30, 1998 and as amended by Amendment No. 2, dated as of December 23, 1998, among the Company, the Lenders, Morgan Stanley Senior Funding, Inc., as documentation agent for the Lenders, and The Chase Manhattan Bank, as administrative agent for the Lenders


      10(b) Amendment No. 3, dated as of October 29, 1999, to the Credit Agreement as amended by Amendment No. 1, dated as of January 30, 1998 and as amended by Amendment No. 2, dated as of December 23, 1998, among the Company, the Lenders, Morgan Stanley Senior Funding, Inc., as documentation agent for the Lenders, and The Chase Manhattan Bank, as administrative agent for the Lenders


      27          Financial data schedule


(b)   Reports on Form 8-K

      None.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                  TELEX COMMUNICATIONS, INC.


Dated:   November 15, 1999        By:   /s/ Ned C. Jackson
         ----------------------       ------------------------------------
                                      Ned C. Jackson
                                      President and Chief Executive Officer


                                  TELEX COMMUNICATIONS, INC.


Dated:   November 15, 1999        By:   /s/ Richard J. Pearson
         ----------------------        -----------------------------------
                                      Richard J. Pearson
                                      Vice President and Chief Financial Officer

                           TELEX COMMUNICATIONS, INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF DOCUMENT

     10(a) Waiver, dated as of September 29, 1999, to the Credit Agreement as amended by Amendment No. 1, dated as of January 30, 1998 and as amended by Amendment No. 2, dated as of December 23, 1998, among the Company, the Lenders, Morgan Stanley Senior Funding, Inc., as documentation agent for the Lenders, and The Chase Manhattan Bank, as administrative agent for the Lenders


     10(b) Amendment No. 3, dated as of October 29, 1999, to the Credit Agreement as amended by Amendment No. 1, dated as of January 30, 1998 and as amended by Amendment No. 2, dated as of December 23, 1998, among the Company, the Lenders, Morgan Stanley Senior Funding, Inc., as documentation agent for the Lenders, and The Chase Manhattan Bank, as administrative agent for the Lenders


     27           Financial data schedule