Form 10-K
period 1999-12-31
TELEX COMMUNICATIONS INC
filed 2000-03-31
CIK 857668

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K
                         ------------------------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999     COMMISSION FILE NUMBER 333-27341

                           TELEX COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                       38-1853300
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

            9600 ALDRICH AVENUE SOUTH, BLOOMINGTON, MINNESOTA 55420
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
       Registrant's telephone number, including area code: (952) 884-4051

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
                         ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]      No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.            [X]

     The aggregate market value of Common Stock held by non-affiliates on February 28, 2000 was $0.

     As of February 28, 2000 there were 110 shares of Telex Communications, Inc. Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I        ............................................................    1
  ITEM 1.     BUSINESS....................................................    1
  ITEM 2.     PROPERTIES..................................................    9
  ITEM 3.     LEGAL PROCEEDINGS...........................................   10
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   10
PART II       ............................................................   11
  ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED          11
              STOCKHOLDER MATTERS.........................................
  ITEM 6.     SELECTED FINANCIAL DATA.....................................   11
  ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    12
              AND RESULTS OF OPERATIONS...................................
  ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET          22
              RISK........................................................
  ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   23
  ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING    23
              AND FINANCIAL DISCLOSURE....................................
PART III      ............................................................   24
  ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS............................   24
  ITEM 11.    EXECUTIVE COMPENSATION......................................   25
  ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND            30
              MANAGEMENT..................................................
  ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   32
PART IV       ............................................................   34
  ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM   34
              8-K.........................................................

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW:

     Telex Communications, Inc. (together with its subsidiaries and, as the context may require, any predecessor companies, "Telex" or the "Company") is a leader in the design, manufacture and marketing of sophisticated audio, wireless and multimedia communications equipment for commercial, professional and industrial customers. The Company provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets, and, to a lesser extent, in the retail consumer electronics market. The Company offers a comprehensive range of products worldwide for professional audio systems as well as for multimedia and other communications product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, tape duplication products, talking book players, wireless local area networks ("LAN") and satellite-based mobile phone antennas ("SBA"), personal computer speech recognition and speech dictation microphone systems, and hearing aids and wireless assistive listening devices. Its products are used in airports, theaters, sports arenas, concert halls, cinemas, stadiums, convention centers, television and radio broadcast studios, houses of worship and other venues where music or speech is amplified or transmitted, and by professional entertainers, television and radio on-air talent, presenters, airline pilots and the hearing impaired in order to facilitate speech or communications. The Company is a wholly owned subsidiary of Telex Communications Group, Inc. ("Holdings"), a holding company whose assets consist primarily of its investment in the Company.

     Unless otherwise indicated, all references in this Form 10-K to Fiscal 1999 are to the twelve months ended December 31, 1999 and all references to Fiscal 1998 are to the fiscal year ended March 31, 1998. Fiscal 1998, which resulted from the Company's 1998 change in fiscal year end from the last day of February to March 31, includes the results for the twelve months ended March 31, 1998. Effective December 31, 1998, the Company changed its fiscal year end from March 31 to December 31. Due to this change, the Company reported audited financial results for a short fiscal period beginning April 1, 1998 and ending on December 31, 1998. For further information concerning the Company's consolidated financial statements and certain changes in the basis of presentation, see "Selected Financial Data" and the Company's consolidated financial statements and notes thereto that are included elsewhere herein.

     The Company is a Delaware corporation, with principal executive offices currently located at 9600 Aldrich Avenue South, Bloomington, Minnesota 55420. The Company's telephone number is (952) 884-4051.

     CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     This report contains forward-looking statements, such as statements which relate to the Company's business objectives, plans, strategies, and expectations or describe the potential markets for the Company's products, that are based on management's current opinions, beliefs, or expectations as to future results or future events. The words "believe," "anticipate," "project," "plan," "expect," "intend," "will likely result," "will continue," and similar expressions identify forward looking statements. While made in good faith and with a reasonable basis based on information currently available to the Company's management, there is no assurance that such opinions, beliefs or expectations will be achieved or accomplished. Various factors, including those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report, could cause actual results and events to vary significantly from those expressed in any forward-looking statement. Such types of statements are intended to be "forward-looking statements" for purposes of the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the cautionary statements set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Telex's Business." The Company is under no obligation to update any forward-looking statements to the extent it becomes aware that they will not be achieved for any reason.

SEGMENT INFORMATION:

OVERVIEW

     The Company has two business segments: Professional Sound and Entertainment and Multimedia/Audio Communications. Financial information for the Company's two business segments for the twelve months ended December 31, 1999, the nine-month period ended December 31, 1998, and Fiscal 1998 (the period from April 1, 1997 through March 31, 1998) is set forth in note 13 to the Consolidated Financial Statements of the Company included elsewhere herein.

PROFESSIONAL SOUND AND ENTERTAINMENT

     Professional Sound and Entertainment consists of five lines of business within the overall professional audio market: (i) Fixed Installation, or permanently installed sound systems; (ii) Professional Music Retail, or sound products used by professional musicians and sold principally through retail channels; (iii) Concert/ Recording/Broadcast, or sound products used in professional concerts, recording projects and radio and television broadcast;
(iv) Broadcast Communications Systems, or advanced digital matrix intercoms used by broadcasters, including all major television networks, to control production communications; intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and school sports teams; and (v) Sound Reinforcement or wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

     Fixed Installation. Fixed Installation encompasses permanently installed sound systems in airports, sports arenas, theaters, concert halls, cinemas, stadiums, convention centers, houses of worship and other venues where music or speech is amplified. Within the Fixed Installation line of business there are varying requirements, ranging from concert halls and theatres, which need the highest quality of fidelity output and broad frequency response, to mass transit facilities and office buildings, where sound communication is important but need not be full-range output. The products sold for each type of installation vary widely in characteristics and price and are sold through professional audio contractors and distributors.

     The market for Fixed Installation products is generally driven by new construction and upgrades of existing installations. In the United States, new uses of audio products are spurring growth. More dynamic sound and music, requiring more sophisticated audio products, are increasingly being used in cinemas, religious services and sporting events. Abroad, the development of infrastructure and the upgrade of existing facilities, such as auditoriums, public places, theaters and sports facilities in emerging economies, is also a source of increasing demand.

     Professional Music Retail. Professional Music Retail products are used mainly by musicians for live performance, recording and reproduction of recording material and are generally sold directly to end users through specialized retail stores that market to musicians, bands and local entertainment venues. Professional Music Retail products appeal to performers seeking an improved level of sound system performance, reliability and quality. The Company's Professional Music Retail products are sold through its sales representatives and distributors through retail outlets to musicians.

     The demand for Professional Music Retail products is driven primarily by an increase in both the number of new users and the number of users upgrading to take advantage of enhanced sound technology. Sales are also driven by demand for smaller and lighter weight products that are easier to use and transport.

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

     Broadcast Communications Systems. The Company produces a broad line of broadcast communications equipment for end markets such as sports and broadcasting. The Company's smallest system, the Telex(R) Audiocom(R) modular intercom system, is used by theaters, small sporting arenas, network affiliates and independent cable channels for their communications needs. Typically, these systems are used to link 20 to 30 people so they can communicate during an event or performance. The Company's middle market offering, the RTS(TM) TW intercom system, is used by larger broadcast network affiliates, larger sporting venues and production studios. This system is also used in broadcast trucks as a remote, portable studio for news gathering or sporting events, and typically provides communications links for 50 to 60 people at a time. The Company's high-end product, the RTS(TM) ADAM(TM) (Advanced Digital Audio Matrix) intercom system, is used by the major networks in order to cover large events such as the Olympics and the Superbowl.

     The Company also provides wired and wireless communication systems and related components to the National Football League (the "NFL") as well as to high school and college teams and the World and Canadian Football League. In 1996, the Company began providing professional, college and high school coaches with an encrypted wireless intercom system, which allows the head coach to communicate confidentially with offensive and defensive coordinators on the side lines and in the booths above the fields.

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

     The second product group in Sound Reinforcement is wireless assistive listening devices, sold to arenas, theaters, churches, funeral homes, hotels and other public facilities. The Company's principal product in this product group is the Telex(R) SoundMate(R) wireless assistive listening system. Assistive listening devices are now mandated by the Americans with Disabilities Act, passed in 1994, which requires that assistive listening devices be provided to all hearing impaired individuals free of charge at facilities using public address systems.

MULTIMEDIA/AUDIO COMMUNICATIONS

     Multimedia/Audio Communications segment targets nine principal product markets: (i) computer audio, (ii) audio duplication, (iii) multimedia presentation/training, (iv) aviation communications/other applications, (v) wireless LAN and SBA systems, (vi) talking book players, (vii) wireless communications, (viii) hearing aids and (ix) wireless assistive listening systems.

     Customers for computer audio microphones include a number of computer hardware and modem manufacturers, such as Compaq, Hewlett-Packard, IBM, Gateway and 3Com. In addition, the Company sells its LCD projectors to corporate and educational training specialists, while principal customers for the Company's aircraft products are the major aircraft manufacturers and airlines, including Boeing, American Airlines and Delta, as well as airport fixed base operators. Within this segment, the Company also offers a broad line of acoustic accessories and antennas for various communications needs and applications. The Company markets such products to wireless LAN providers, public safety and law enforcement groups (police, fire departments, emergency services, CIA, FBI and the Secret Service), citizens band radio, land mobile radio, telephony and various commercial, industrial and military markets. The Company also produces audio products for the Library of Congress' Talking Book program as well as a broad line of high value, technologically differentiated hearing aids and other assistive listening devices for the hearing impaired including in-the-ear, behind-the-ear and in-the-canal hearing aids, as well as FM wireless auditory trainers and personal assistive listening devices. The Company's patented Adaptive Compression(R) technology offers superior signal processing and provides the user with superior intelligibility and understanding of speech in the presence of background noise. The Company's hearing instruments business dates back to 1936, making it one of the oldest hearing aid manufacturers in the United States.

     Computer Audio. The Company believes that it is the largest supplier of microphones, headphones and headsets to the computer industry. The Company currently sells to most of the major computer manufacturers, including Compaq, Gateway, Hewlett-Packard and IBM, as well as dozens of other component and original equipment manufacturers (OEMs). In addition, the Company serves the computer education market, selling a full line of headphones, headsets and group listening centers for use in the classroom with computers, VCRs, CD-ROMs and laserdisc players. The largest portion of the Company's revenue in the computer audio market is generated from the sales of computer microphones for speech recognition. Many of the Company's microphones are also sold to modem manufacturers, such as 3Com, who then package these microphones with their modems, to ensure compatibility of the application to the end-user.

     Audio Duplication. The Company's cassette duplicators and copiers are primarily used to copy the spoken word and serve two principal markets: religious (houses of worship, missionaries and tape ministries) and training programs/seminars (professional seminar presenters, self-improvement programs, teachers, legal documentation and law enforcement). The Company produces a line of high-speed audiocassette duplicators designed for "in-cassette" copying of standard audiocassette tapes. The current product line is comprised of four models: the Replica(R) and the Copyette(TM), simple portable units, the new XGEN(TM) series, a duplicator that expands to sixty-seven copy positions with adjustable volume controls, and the EDAT system, which allows the download of information from a PC hard drive to produce analog cassette copies at high speed. A complementary product, Zing(TM), is used to digitize multiple audio channels from analog sources at high speed. These products offer high speed tape handling, high frequency audio circuit designs and low vibration mechanical drives at competitive prices within their respective categories.

     Multimedia Presentation/Training. The Multimedia Presentation/Training product group manufactures and markets projection products, such as the Firefly(TM), a lightweight portable data/video projector, and Caramate(R) slide projector products, which are used in many types of educational, training institutions and presentation settings, primarily for corporate and educational markets. The Company's LCD projector line also includes other lightweight and boardroom data/video projectors. The Company is exiting the LCD projector product line in 2000 because of significant decline in profitability due to continued extreme downward price pressure.

     Aviation Communications/Other Applications. The Company supplies a broad line of aviation communications headsets, intercoms and microphones to major commercial and commuter airlines and pilots as well as to airframe manufacturers and private pilots. The Company's aviation communications products are known for their design innovation, lightweight construction, technological strength and product value. The Company uses its ANR(TM)(Active Noise Reduction) patented technology in several of its designs. In addition, the Company produces hand-held microphones and earphones for field and aircraft communications, both military and civilian, and sells its components to original equipment manufacturers for incorporation into their products.

     Wireless LAN and SBA Systems. The Company entered the wireless LAN market in 1994 to capitalize on the Company's antenna design and communications technology expertise. End users include corporations, retailers, warehouses and distribution centers. The Company's products are used by a wide variety of companies to set up more efficient and cost-effective LAN and SBA systems through wireless connections. As an example, Sears has installed the Company's wireless LAN antennas to remotely connect its cash registers to the store's main computer, which allows Sears to move the cash registers as needed to meet demand without worrying about wires. In 1998 the Company entered the SBA market, leveraging off its significant antenna expertise, to penetrate an emerging market. The Company provides antennas to Telit, an Italy-based company, and to Qualcomm, a U.S.-based company, two of the three companies manufacturing mobile phones for the Globalstar consortium of low earth orbiting satellite communications systems.

     Talking Book Players. The Company produces a unique cassette player that is sold to the Library of Congress ("LOC") for use in its talking book program for the blind and physically handicapped. Under the Talking Book program, the LOC distributes books on tape to the blind and physically handicapped, free of charge, throughout the United States. The Talking Book players were designed using special features for ease of use and facilitate playing the books back at different speeds. A unique tape format ensures that these tapes cannot be played on standard equipment. In April 1998, the Company entered into a new contract with the LOC with a maximum term of five years. The Talking Book machines have also been sold internationally to similar programs in Canada, New Zealand and Australia.

     Wireless Communications. The Company also produces a broad line of wireless communications products such as headsets, microphones, antennas, and rotors for three primary markets: public safety and law enforcement groups (police, fire departments, emergency services, CIA, FBI and the Secret Service) and commercial truck drivers. The Company believes that it has established a reputation within these markets for providing reliable communications products, which is the key requirement for most users. Many of the

Company's products, such as the Ear-Mike(TM)microphone/receiver system and the Road King(R) CB microphones, have high brand name recognition within their respective markets. The Company's wireless technology is driven by acoustics and antenna design capabilities developed for the military antenna business. The Company distributes wireless communications products through over 1,100 dealers.

     Hearing Aids. Hearing aid devices are generally segmented by ear positioning and sound enhancement capabilities. Ear positioning takes two forms, either in the ear or behind the ear. Sound enhancement is based on two types of technologies, linear amplification, which only amplifies the sound, and compression technology, which modifies the actual sound received by the user. The Company believes that its patented compression technology, Adaptive Compression(R), offers superior signal processing circuitry and provides the user with superior intelligibility and understanding of speech in the presence of noise. Its Threshold Compression(TM) (patent pending) has unique user volume control and user selectable frequency abilities which, for example, allow the user to increase the volume of conversations in the presence of background noise. The Company distributes its hearing aids through 9,000 hearing instrument dispensers throughout the United States.

     The Company has recently created one of the smallest hearing aids available in the marketplace, marketed under the Acapella(TM) name. The device fits completely in the canal, making it essentially undetectable. The Acapella hearing aids offer not only improved appearance, but the compression technology and advanced design offer superior sound as well. The Company also offers a significantly improved soft shell hearing aid. Sold under the SoftWear(TM) and Sound Advantage(TM) names, these hearing aids are composed of a new material that, due to its flexibility, is more comfortable than hard plastic based molds.

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

INTERNATIONAL OPERATIONS

     The Company's products are marketed in over 80 countries worldwide, which reduces the Company's dependence on any single geographic market. The Company has substantial assets located outside of the United States and a substantial portion of the Company's sales and earnings are attributable to operations conducted abroad. For the twelve months ended December 31, 1999, approximately 42% of the Company's net revenue consisted of sales made outside the United States, predominantly in Western Europe and Asia. Unlike many of its competitors, which use independent foreign distributors that generally sell a variety of competing products, the majority of the Company's foreign sales efforts are conducted through its foreign distribution subsidiaries. Although the Company's international operations have generally been profitable in the past, the Company's efforts to increase international sales may be adversely affected by, among other things, changes in foreign import restrictions and regulations, taxes, currency exchange rates, currency and monetary transfer restrictions and regulations and economic and political changes in the foreign nations to which the Company's products are exported.

     For the twelve months ended December 31, 1999, the Company's total net sales into each of its principal geographic regions were as follows: United States--$199.9 million, Germany--$34.8 million, Japan--$19.2 million, Canada--$12.9 million, China--$14.4 million, and other foreign countries--$62.4 million.

     See note 13 to the Consolidated Financial Statements of the Company included elsewhere herein for further information regarding the Company's international operations.

PRODUCT DEVELOPMENT

     The Company believes that it is one of the most active developers of new products in its industry. The Company has several product development projects planned or currently in progress that are designed to yield new technological developments, including numerous applications of digital technology, which are intended to exploit the industry-wide transition from analog to digital processing. Other engineering and development projects principally are for design maintenance or to achieve product enhancements that have been requested by customers, both of which are important activities in sustaining the Company's product lines. Because the Company produces a comprehensive range of products, management believes the Company has the capacity to integrate technologies from one product line to another product line, which ultimately leads to new products that are often less expensive, more feature rich or otherwise more desirable.

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

     The Company has also implemented a number of strategic initiatives to identify new market opportunities and to reduce its product development cycle in order to facilitate the timely introduction of new and enhanced products. The Company maintains close relationships with its institutional customers to develop products that meet their requirements. The Company believes this has enabled it to design new products offering enhanced features, product quality and reliability, and lower product costs.

     For the twelve months ended December 31, 1999, the nine-month period ended December 31, 1998, and Fiscal 1998, engineering expenses for product development were $14.9 million, $11.2 million, and $17.3 million, respectively.

MANUFACTURING

     The Company manufactures most of the products it sells and most of the active acoustic components that they contain in twelve facilities located in the United States, Mexico, Germany and Great Britain. Manufacturing processes are substantially integrated and, in addition to the assembly processes more typically found among the Company's competitors, include die casting, fiberglass plastics molding, transformer and coil winding, sheet metal stamping and forming, metal machining, cabinet fabrication, painting and plating. The Company purchases certain electrical components, magnets, lumber and plastics.

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

     The Company owns several trademarks in the United States and various foreign countries, including:

---------------------------------------------------------------------------------------------
   -   Adaptive Compression(R)                 -   Midas(R)
---------------------------------------------------------------------------------------------
   -   Audiocom(R)                             -   Caramate(R)
---------------------------------------------------------------------------------------------
   -   ClassMate(R)                            -   Dynacord(R)
---------------------------------------------------------------------------------------------
   -   Electro-Voice(R)                        -   Klark Teknik(R)
---------------------------------------------------------------------------------------------
   -   Klark-Teknik(R)                         -   ProStar(R)
---------------------------------------------------------------------------------------------
   -   Manifold Technology(R)                  -   SoundMate(R)
---------------------------------------------------------------------------------------------
   -   Road King(R)                            -   University Sound(R)
---------------------------------------------------------------------------------------------
   -   Telex(R)
---------------------------------------------------------------------------------------------

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

     The Company's operations are not dependent to any significant extent on any single or related group of patents, licenses, franchises or concessions. The Company believes its most significant patents are four patents relating to high output compression drivers, manifold technology products, variable intensity horns and the time division multiplex digital matrix intercom system which expire in 2003, 2006, 2009 and 2014, respectively. The Company also owns a number of patents related to the design and manufacture of several of its products, including headsets, headphones, boom-mounted microphones, various transducer devices, multiple-band directional antennas, computer audio microphones, adaptive compression circuitry for hearing aids and certain intercom-related devices. The Company does not believe that the expiration of any of its patents will have a material adverse effect on the Company's financial condition or results of operations.

SUPPLIERS

     The Company's extensive vertical integration enables it to manufacture many of the parts for its products internally. Management believes this gives the Company a competitive advantage in controlling quality and ensuring timely availability of parts. The Company purchases raw materials, assemblies and components for its products from a variety of suppliers and also purchases products from original equipment manufacturers ("OEMs") for resale. No single supplier accounts for 10% or more of the Company's total cost of supplies.

     One of the Company's largest suppliers has been a sole-source supplier for parts used in the manufacture of hearing aids for over 30 years. This supplier provides these components to over 90% of all hearing aid manufacturers in the United States. Although the Company believes that with adequate notice it can secure, if necessary, alternate sources for these hearing aid parts, its inability to obtain sufficient parts would have a material adverse effect on the Company's results of operations. The Company's purchases from this supplier in the twelve months ended December 31, 1999 comprised 2.8% of the total supplies purchased by the Company. The Company believes that it could locate alternative sources of supply for these components. Doing so, however, could result in increased development costs and product shipment delays.

     The Company has several other sole-source suppliers, though none of the suppliers accounts for a significant portion of Company's purchases. Although the Company believes that with adequate notice it can secure, if necessary, alternate suppliers, its inability to do so could result in increased development costs and product shipments delays.

BACKLOG

     As is the case with other companies in the Company's businesses, backlog is not necessarily a meaningful indicator of the conditions of the business since the Company typically receives and ships orders representing a major portion of its quarterly non-contract revenues in the current quarter. As of December 31, 1999, the Company had a backlog of approximately $36.8 million compared to approximately $39.4 million as of December 31, 1998.

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

     The Company has had Phase I Environmental Site Assessment and Compliance Reviews conducted by a third-party environmental consultant at a number of its manufacturing sites and is aware of environmental conditions at such sites that require or may require remediation or continued monitoring. The Company is undertaking or is planning to undertake remediation or monitoring at these sites. In particular, the Company's site in Buchanan, Michigan has been designated a Superfund site under U.S. environmental laws and the Company has agreed it is a de minimis responsible party at a number of other currently or formerly owned or utilized sites which have been designated as Superfund sites. Mark IV Industries, Inc. ("Mark IV") has agreed to fully indemnify the Company for environmental liabilities resulting from the Buchanan, Michigan Superfund site and certain of the other sites at which the environmental consultant indicated monitoring or remediation was necessary.

     The Company is party to a 1988 consent decree with the predecessor to the Nebraska Department of Environmental Quality ("NDEQ") relating to the cleanup of hazardous waste at the Company's Lincoln, Nebraska facility. In connection with ongoing monitoring and cleanup activities at the site and on adjacent property, the Company has received from the NDEQ notices of noncompliance. The Company is in discussions with the NDEQ regarding future actions but does not believe that the costs related to its responsibilities at the site will result in a material adverse effect on the Company's results of operations or financial condition. In December 1997, the Company entered into an Administrative Order on Consent with the U.S. Environmental Protection Agency under the Resource Conservation and Recovery Act to further investigate and remediate the Lincoln facility and an adjoining property. The Company is not able at this time to determine the amount of additional expenses, if any, that may be incurred by the Company as a result of these actions.

     Through December 31, 1999, the Company had accrued approximately $1.7 million over the life of the project for anticipated costs to be incurred for the Lincoln, Nebraska cleanup activities, of which approximately $1.5 million had been incurred. See note 12 to the Consolidated Financial Statements of the Company included elsewhere herein.

     The Company estimates that it will incur, in Fiscal 2000, approximately $150,000 of environmental related capital expenditures in addition to those costs associated with the Lincoln, Nebraska cleanup activities described above. The Company also incurs approximately $30,000 per year of expenses associated with the disposal of hazardous materials generated in conjunction with its manufacturing processes.

     There can be no assurance that the Company's estimated environmental expenditures, which the Company believes to be reasonable, will cover in full the actual amounts of environmental obligations the Company does incur, that Mark IV will pay in full the indemnified environmental liabilities when they are incurred, that new or existing environmental laws will not affect the Company in currently unforeseen ways, or that present or future activities undertaken by the Company will not result in additional environmentally related expenditures. However, the Company believes that compliance with federal, state and local environmental protection laws and provisions should have no material adverse effect on the Company's results of operations or financial condition.

EMPLOYEES

     As of December 31, 1999, the Company employed 2,978 persons worldwide, of which 2,899 were full-time employees.

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

ITEM 2.  PROPERTIES

     The Company's principal manufacturing, sales, administrative, product development, marketing, distribution and service facilities are described in the table below. In addition the Company has other sales facilities throughout the world. Management believes that the Company's plants and facilities are maintained in good condition and, except as noted below, are suitable and adequate for its present needs. Currently, the Company's manufacturing plants are operating at an average of 75% of capacity based on a single shift.

                                           SIZE
LOCATION                OWNED/LEASED   (SQUARE-FEET)                 FACILITY TYPE(A)
--------                ------------   -------------                 ----------------
UNITED STATES:
Bloomington,
  Minnesota(b)........       Owned         50,000      Corporate Headquarters/Marketing/
                                                       Administration/Product Development/Sales
Blue Earth,
  Minnesota...........       Owned        150,000      Manufacturing/Distribution
Buchanan, Michigan....       Owned         28,500      Product Development
Buchanan, Michigan....       Owned        144,000      Manufacturing/Sales/Marketing/Administration
                                                       Distribution/Service
Glencoe, Minnesota....       Owned        100,000      Manufacturing
Lincoln, Nebraska.....       Owned        120,000      Manufacturing/Distribution/Product
                                                       Development/Sales
Newport, Tennessee....       Owned         49,000      Manufacturing
Rochester,
  Minnesota...........       Owned         30,000      Manufacturing/Distribution
Sevierville,
  Tennessee...........       Owned         44,000      Manufacturing
Austin, Texas(c)......      Leased         95,000      Manufacturing/Distribution
Burbank, California...      Leased          2,500      Sales
Newport, Tennessee....      Leased         40,000      Distribution

                                           SIZE
LOCATION                OWNED/LEASED   (SQUARE-FEET)                 FACILITY TYPE(A)
--------                ------------   -------------                 ----------------
INTERNATIONAL:
Kidderminster,
  England.............       Owned         35,000      Manufacturing/Sales/Marketing/Administration/Product
                                                       Development/Service
Straubing, Germany....       Owned         95,000      Manufacturing/Sales/Marketing/Administration/Product
                                                       Development/Distribution/Service
Hertfordshire,
  England.............      Leased            700      Sales
Hermosillo, Sonora,
  Mexico..............      Leased         32,500      Manufacturing
Hohenwarth, Germany...      Leased          7,600      Manufacturing
Ipsach, Switzerland...      Leased          3,400      Sales/Marketing/Administration/Distribution/Service
Kowloon, Hong Kong....      Leased         18,300      Sales/Marketing/Administration/Distribution/Service
London, England.......      Leased         11,500      Sales/Marketing/Administration/Distribution/Service
Nagoya, Japan.........      Leased            500      Sales/Marketing
Osaka, Japan..........      Leased          1,200      Sales/Marketing
Paris, France.........      Leased          3,500      Sales/Marketing/Administration/Distribution/Service
Singapore.............      Leased          2,300      Sales/Distribution/Service
Straubing, Germany....      Leased         10,700      Warehouse
Sydney, Australia.....      Leased          8,000      Sales/Marketing/Administration/Distribution/Service
Tokyo, Japan..........      Leased         14,800      Sales/Marketing/Administration/Distribution/Service
Toronto, Ontario,
  Canada..............      Leased          4,000      Sales/Distribution

---------------

(a) The Rochester, Minnesota facility is dedicated to the Multimedia/Audio Communications business segment. The Austin, Texas, the Burbank, California, the Hohenwarth, Germany, the two Buchanan, Michigan, and the two Newport, Tennessee facilities are dedicated to the Professional Sound and Entertainment business segment. All other facilities are used for both of the Company's business segments.

(b) In March 2000, the Company entered into a ten-year operating lease commitment, with three five-year renewal options, for its new Corporate Headquarters in Burnsville, Minnesota, with a limited liability company in which the Company has a 50% interest (see note 17 to the Consolidated Financial Statements of the Company included elsewhere herein). The Company anticipates selling its existing Corporate Headquarters by June 2000.

(c) The Company has given notice of its intention to terminate this lease effective as of August 31, 2000. The Company intends to relocate the production from this facility to a 202,000 square foot facility, acquired in March 2000, in Morrilton, Arkansas (see note 17 to the Consolidated Financial Statements of the Company included elsewhere herein).

     The Company is committed to achieving ISO 9000 Certification at all its principal manufacturing facilities. The Sevierville, Tennessee, the Glencoe, Minnesota, the Kidderminster, England and the Hermosillo, Sonora, Mexico facilities have been certified under ISO 9002 and the Rochester, Minnesota and the Straubing, Germany facilities have been certified under ISO 9001.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company is a party to various legal actions in the normal course of business. The Company believes that it is not currently a party in any litigation which, if adversely determined, would have a material adverse effect on the financial condition of the Company.

     For a discussion of certain environmental matters, see "--Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     All of the Company's outstanding common stock is held by Holdings. There is no established public trading market for the Common Stock of the Company or Holdings.

     Holdings has not paid dividends on its Common Stock and the ability of Holdings and the Company to pay dividends on their respective common stock is restricted under the Company's Senior Secured Credit Facility (as defined herein) and the indentures governing the 11% Senior Subordinated Notes due March 15, 2007 (the "EVI Notes") and the 10 1/2% Senior Subordinated Notes due May 1, 2007 (the "Telex Notes"). Holdings and the Company plan to use any retained earnings for working capital purposes and to make payments under the agreements governing the Company's indebtedness.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data as of December 31, 1999 and for the twelve months ended December 31, 1999, the nine-month period ended December 31, 1998, and the fiscal year ended March 31, 1998, have been derived from the Company's consolidated financial statements included elsewhere herein, which have been audited by Arthur Andersen LLP, independent public accountants, and should be read in conjunction with such consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data with respect to Fiscal 1996, for the period March 1, 1996 through February 10, 1997 and for the period from February 11, 1997 through March 31, 1997 are derived from audited consolidated financial statements of the Company which are not included herein. The Merger (as defined herein) has been accounted for essentially as a pooling of interests from May 6, 1997, the date on which Old EVI (as defined herein) and Old Telex (as defined herein) came under common control, and the selected historical financial data below for the fiscal year ended March 31, 1998 accordingly includes the results of operations of Old Telex from May 6, 1997. The results of operations and balance sheet data of Old Telex are not reflected in the data for periods prior to May 6, 1997.

                                             PREDECESSOR BASIS OF
                                                ACCOUNTING (A)                         NEW BASIS OF ACCOUNTING (B)
                                          ---------------------------   ---------------------------------------------------------
                                                         PERIOD FROM    PERIOD FROM
                                                           MARCH 1,     FEBRUARY 11,
                                          FISCAL YEAR       1996,          1997,       FISCAL YEAR    NINE-MONTH    TWELVE MONTHS
                                             ENDED         THROUGH        THROUGH         ENDED      PERIOD ENDED       ENDED
                                          FEBRUARY 29,   FEBRUARY 10,    MARCH 31,      MARCH 31,    DECEMBER 31,   DECEMBER 31,
                                              1996           1997           1997         1998(C)         1998           1999
                                          ------------   ------------   ------------   -----------   ------------   -------------
                                                 (IN MILLIONS)                                (IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
Net sales...............................     $195.5         $177.1         $28.3         $333.0         $246.3         $343.7
Cost of sales...........................      123.9          112.1          18.0          205.7          157.2          219.4
                                             ------         ------         -----         ------         ------         ------
Gross profit............................       71.6           65.0          10.3          127.3           89.1          124.3
Engineering.............................        8.5            8.0           1.3           17.3           11.2           14.9
Selling, general and administrative.....       44.4           41.6           6.4           81.7           53.7           86.2
Restructuring charges...................         --             --            --            6.2             --           (2.1)
Corporate charges.......................         --             --           0.1            2.2            1.3            1.7
Amortization of goodwill and other
  intangibles...........................        1.0            0.9           0.2            5.4            2.1           12.0
                                             ------         ------         -----         ------         ------         ------
Operating profit........................       17.7           14.5           2.3           14.5           20.8           11.6
Interest expense........................         --             --           5.0           37.9           27.3           36.7
Recapitalization expense................         --             --            --            6.7             --             --
Other (income) expense..................       (0.4)            --           0.1            0.1           (2.7)          (6.7)
                                             ------         ------         -----         ------         ------         ------
Income (loss) before income taxes and
  extraordinary item....................       18.1           14.5          (2.8)         (30.2)          (3.8)         (18.4)
Provision (benefit) for income taxes....        7.1            6.2          (1.1)           0.1            1.3            4.0
                                             ------         ------         -----         ------         ------         ------
Income (loss) before extraordinary
  item..................................       11.0            8.3          (1.7)         (30.3)          (5.1)         (22.4)
Extraordinary loss from early retirement
  of debt...............................         --             --            --           20.6             --             --
                                             ------         ------         -----         ------         ------         ------
Net income (loss).......................     $ 11.0         $  8.3         $(1.7)        $(50.9)        $ (5.1)        $(22.4)
                                             ======         ======         =====         ======         ======         ======
FINANCIAL DATA:
EBITDA (d)..............................     $ 23.2         $ 19.6         $ 3.2         $ 26.2(e)      $ 32.4(f)      $ 42.8(g)
EBITDA margin (h).......................       11.9%          11.1%         11.3%           7.9%          13.2%          12.5%
Capital expenditures....................     $  3.7         $  3.3         $ 0.4         $  8.5         $  5.2         $  8.4

                                                             NEW BASIS OF ACCOUNTING(B)
                                               ------------------------------------------------------
                                                                       AS OF
                                               MARCH 31,    MARCH 31,    DECEMBER 31,    DECEMBER 31,
                                                 1997         1998           1998            1999
                                               ---------    ---------    ------------    ------------
BALANCE SHEET DATA:
Working capital............................     $ 83.9       $  69.9       $  63.5         $  49.1
Total assets...............................      210.8         300.3         273.3           262.0
Total debt.................................      118.7         353.3         337.7           343.9
Shareholder's equity (deficit).............       55.1        (125.8)       (130.1)         (154.5)

NOTES TO SELECTED HISTORICAL FINANCIAL DATA

(a) Certain previously reported amounts have been reclassified to conform to 1999 presentation. These reclassifications had no impact on the previously reported operating profit, net income (loss), EBITDA or shareholder's deficit. Variable selling costs, such as freight and commissions paid to sales representatives, previously included in cost of sales, are now included in selling, general and administrative expenses. Additionally, depreciation expense, previously combined with and reported as a separate line item on the Statement of Operations as "depreciation and amortization," is now allocated to cost of sales, engineering expense, and selling, general and administrative expense.

(b) The Statement of Operations and Financial Data for the periods after February 10, 1997 were prepared under the new basis of accounting, which includes adjustments giving effect to the Acquisition (as defined herein) under the purchase method of accounting.

(c) The financial data for Fiscal 1998 consists of the full year results of operations for Old EVI and the results of operations of Old Telex for the period from May 6, 1997 (the date on which both entities came under common control) through March 31, 1998.

(d) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA is included because management understands that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest, repay debt and make capital expenditures. Excluded from EBITDA are interest expense, income taxes, depreciation and amortization, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles.

(e) The Fiscal 1998 EBITDA, as presented, includes non-cash compensation charges for stock options associated with the Recapitalization (as defined herein), non-recurring charges for management cash bonus, and restructuring charges and excludes the charge for the non-cash impairment loss included in amortization expenses.

(f) The nine-month period ended December 31, 1998 EBITDA includes merger-related charges, severance charges for the former CEO and gain on the sale of the Gauss business.

(g) The twelve months ended December 31, 1999 EBITDA includes merger-related charges, the loss on the sale of discontinued product lines, revenue attributed to past due royalty fees from a licensee for the use of the Altec Lansing trademark and reversal of excess restructuring charges and excludes the non-cash goodwill write-off attributed to the sale of certain product lines and the non-cash impairment loss included in amortization expense.

(h) Represents EBITDA as a percentage of net sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this report, contains forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives and expectations, that are based on management's current opinions, beliefs, or expectations as to future results or future events and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements involve known and unknown risks and uncertainties and the Company's actual results may differ materially from those forward-looking statements. While made in good faith and with a reasonable basis based on information currently available to the Company's management, there is no assurance that such opinions or expectations will be achieved or accomplished. The Company does not undertake to update, revise or correct any of the forward-looking information contained in this document. The following factors, in addition to those discussed elsewhere in this report, are representative of those factors that could affect the future results of the Company, and could cause results to differ materially from those expressed in such forward-looking statements: (i) the timely development and market acceptance of new products; (ii) the financial resources of competitors and the impact of competitive products and pricing; (iii) changes in general and industry specific economic conditions on a national, regional or international basis; (iv) changes in laws and regulations, including changes in accounting standards; (v) the timing of the implementation of changes in operations to effect cost savings; (vi) opportunities that may be presented to and pursued by the Company; (vii) the Company's ability to access external sources of capital; and (viii) such risks and uncertainties as are detailed from time to time in the Company's reports and filings with the Securities and Exchange Commission.

     The Company's consolidated financial statements for periods prior to May 6, 1997, the date on which EV International, Inc. (together with its subsidiaries and any predecessor companies in respect of periods prior to the Merger (as defined herein), "Old EVI") and Telex Communications, Inc. (together with its subsidiaries and any predecessor companies in respect of periods prior to the Merger, "Old Telex") came under common control, reflect the financial position, results of operations and cash flows of Old EVI. The Merger has been accounted for essentially as a pooling of interests from May 6, 1997, and the financial statements of the Company for subsequent periods accordingly include the results of Old Telex. In connection with the Merger, the Company previously changed its fiscal year end, effective as of March 31, 1998, from the last day of February to March 31, the year historically used by Holdings. The results of operations for the resulting one month transition period of March 1997 are included in the Company's financial statements for Fiscal 1997. This change in fiscal year end did not have a material impact on the comparability of the results of operations of Fiscal 1998 with Fiscal 1997. In addition, the Company's consolidated financial statements for periods after February 10, 1997 were prepared under a new basis of accounting, which includes adjustments giving effect to the Acquisition (as defined below) under the purchase method of accounting. The Company's financial statements for periods prior to February 10, 1997, reflect the financial position, results of operations and cash flows of the operations transferred to Old EVI from Mark IV in the Acquisition and were prepared under the predecessor's basis of accounting.

     Unless otherwise indicated, all references in this Form 10-K to Fiscal 1996 are to the fiscal year ended on the last day of February 1996, and all references to Fiscal 1997 are for the period beginning March 1, 1996 and ending on February 10, 1997. In connection with the Merger, the Company changed its fiscal year end, effective as of March 31, 1998, from the last day of February to March 31; accordingly, unless otherwise indicated, all references to Fiscal 1998 are for the twelve months ended March 31, 1998. Effective December 31, 1998, the Company changed its fiscal year end from March 31 to December 31; accordingly the financial results for the transition period are for the period beginning on April 1, 1998 and ending on December 31, 1998. For further information concerning the Company's consolidated financial statements and certain changes in the basis of presentation, see "Selected Financial Data" and the Company's consolidated financial statements and notes thereto that are included elsewhere herein. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere herein.

THE TRANSACTIONS

     The Acquisition. On February 10, 1997 (the "Acquisition Closing Date"), a subsidiary wholly owned by Greenwich Street Capital Partners, L.P. ("GSCP") and certain affiliated investors acquired from Mark IV and one of its subsidiaries all of the issued and outstanding capital stock of the former parent of Old EVI and each of its subsidiaries (the "Acquisition") for an initial cash purchase price of $151.5 million, plus $4.9 million in estimated adjustments paid on the closing date, which aggregate amount was subject to further post-closing adjustments based on (i) the audited working capital and audited cash flow of Old EVI as of and for the 10-month period ended December 31, 1996 and (ii) the net intercompany transfers of cash between Mark IV and its affiliates (other than Old EVI and its subsidiaries), on the one hand, and Old EVI and its subsidiaries, on the other hand, during the period between December 31, 1996 and the Acquisition Closing Date. Based on these provisions Mark IV requested a purchase price increase of approximately $138,000, which amount the Company is currently disputing pursuant to the applicable provisions of the purchase agreement.

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

     On March 24, 1997, Old EVI issued 11% Senior Subordinated Notes due 2007 in an aggregate principal amount of $100.0 million (the "EVI Existing Notes"), all of which were subsequently exchanged in September 1997 for a like principal amount of new 11% Senior Subordinated Notes due 2007, Series A (together with the EVI Existing Notes, the "EVI Notes"), in an offering registered under the Securities Act of 1933, as amended (the "Securities Act"). The proceeds from the EVI Notes were used to repay the $75.0 million of indebtedness under the interim financing in its entirety and a portion of EVI's term loan. The foregoing transactions, including the issuance of the EVI Notes, are referred to herein as the "Acquisition Transactions." The Acquisition was accounted for using the purchase method of accounting pursuant to which the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on the Acquisition Closing Date.

     The Recapitalization. On May 6, 1997 (the "Recapitalization Closing Date"), Old Telex completed a recapitalization (the "Recapitalization") pursuant to an agreement (the "Recapitalization Agreement") among Old Telex, Greenwich II, LLC ("G-II"), a Delaware limited liability company formed by GSCP and certain other investors, and GST Acquisition Corp. ("GST"), a Delaware corporation and a wholly owned subsidiary of G-II. In connection with the Recapitalization, all of the shares of common stock of Holdings ("Holdings Common Stock") and all options and warrants to acquire Holdings Common Stock (other than certain shares of Holdings Common Stock and certain options to acquire Holdings Common Stock owned by certain members of management of Old Telex) were converted into the right to receive an aggregate amount of cash (the "Recapitalization Consideration") equal to approximately $253.9 million. In addition, in connection with the Recapitalization Agreement, certain shares of Holdings Common Stock held by management of Old Telex (such shares, the "Rollover Shares") and certain options to acquire additional shares of Holdings Common Stock (the "Rollover Options"), with an aggregate value of approximately $21.2 million (which represented approximately 14% of the equity of Holdings on a non-diluted basis and approximately 20% on a diluted basis) were retained by such managers. In connection with the Recapitalization, Old Telex completed (i) a tender offer (the "Tender Offer") to repurchase all of Old Telex's then outstanding 12% Senior Notes due 2004, in aggregate principal amount of $100.0 million, for $118.3 million (including premium and consent fees along with accrued interest), and (ii) a solicitation of consents with respect to certain amendments to the indenture pursuant to which such notes were issued. The Recapitalization, the financing thereof (including the issuance by Old Telex of 10 1/2% Senior Subordinated Notes due 2007 (the "Existing Telex Notes") to Chase Securities, Inc., Morgan Stanley & Co. Incorporated and Smith Barney, Inc.), the Tender Offer and the payment of the related fees and expenses are herein referred to as the "Recapitalization Transaction."

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

     The Merger. On February 2, 1998, Old EVI merged with Old Telex, a wholly owned subsidiary of Holdings and an affiliate of GSCP, with Old EVI surviving. In the Merger, Old EVI changed its corporate name to "Telex Communications, Inc." The Merger was effected pursuant to an agreement and plan of merger, dated January 29, 1998 under which Greenwich I, LLC ("G-I"), a subsidiary wholly owned by GSCP and certain affiliated investors, exchanged all of the issued and outstanding common and preferred stock of EVI Holdings, the former parent of Old EVI, for 1,397,400 shares of Holdings' Common Stock, and 13,000 shares of Holdings' Series A Pay-in-Kind Preferred Stock, respectively, and EVI Holdings was merged with and into Holdings, with Holdings continuing as the surviving corporation. The Merger has been accounted for essentially as a pooling of interests from May 6, 1997, the date on which Old EVI and Old Telex came under common control, and the financial statements of the Company for Fiscal 1998 accordingly include the results of Old Telex from May 6, 1997. Immediately prior to the Merger, approximately $12.7 million of indebtedness outstanding under Old EVI's senior credit facility was paid in full and Old EVI's senior credit facility was terminated. Such indebtedness, together with $0.4 million of certain fees and expenses associated with the Merger, was repaid by utilizing free cash at closing from Old EVI of $3.8 million and by borrowings under Old Telex's Revolving Credit Facility of approximately $9.3 million. Total fees and expenses incurred as a result of the Merger were $1.7 million, including the $0.4 million paid at closing. The EVI Notes remain outstanding following the Merger.

     The Acquisition Transactions, the Recapitalization Transaction, and the Merger are referred to herein collectively as the "Transactions."

OVERVIEW

     The Company, formed as a result of the February 2, 1998 merger of Old Telex and Old EVI (see "The Merger"), is a leader in the design, manufacture and marketing of sophisticated audio, wireless and multimedia communications equipment to commercial, professional and industrial customers. The Company provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets, and, to a lesser extent, in the retail consumer electronics market. The Company offers a comprehensive range of products worldwide for professional audio systems as well as for multimedia and other communications product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, tape duplication products, talking book players, wireless LAN and SBA systems, personal computer speech recognition and speech dictation microphone systems and hearing aids and wireless assistive listening devices.

     Subsequent to the Merger, the Company has reorganized its business into two business segments: Professional Sound and Entertainment and Multimedia/Audio Communications. The Merger contributed $154.3 million to Fiscal 1998 reported sales, approximately 28% of which is attributable to the Professional Sound and Entertainment business segment and approximately 72% of which is attributable to the Multimedia/Audio Communications business segment.

     Over 40% of the Company's sales are made internationally, in over 80 countries. The Company conducts its foreign sales through its foreign subsidiaries in Germany, Japan, Hong Kong, the United Kingdom, Canada, Australia, Switzerland, Singapore, Mexico and France, and exports products from its manufacturing locations in the U.S., Germany, the United Kingdom and Mexico for sales through its independent distributors and dealers in other countries.

     Overall, the Company's business is not subject to significant seasonal fluctuations. Management does not believe that inflation has had a material impact on its financial position or results of operations during the periods covered by the Consolidated Financial Statements included elsewhere herein. The Company has generally been able to effect price increases equal to any inflationary increase in costs.

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

     The Company reports the foreign exchange gains or losses on transactions as part of other (income) expense. Gains and losses on translation of foreign currency denominated balance sheets are classified as currency translation adjustments and are included as part of shareholder's deficit The Company's predecessor financial statements (i.e., Old EVI's financial statements) excluded realized foreign currency transaction gains and losses since these were viewed as an integral part of Mark IV's consolidated risk management.

RESULTS OF OPERATIONS

TWELVE MONTHS AND NINE-MONTH PERIOD ENDED DECEMBER 31, 1999 COMPARED TO NINE-MONTH PERIOD ENDED DECEMBER 31, 1998

     Effective December 31, 1998, the Company changed its fiscal year end from March 31 to December 31. Due to this change, the Company reported audited consolidated financial results for a short fiscal period beginning April 1, 1998 and ending on December 31, 1998. The management's discussion and analysis that follows compares the audited results for the twelve months ended December 31, 1999 and, where appropriate, the unaudited results for the nine-month period ended December 31, 1999 to the audited results for the nine-month period ended December 31, 1998.

     Net Sales. The Company's net sales increased $97.4 million from $246.3 million for the nine-month period ended December 31, 1998 to $343.7 million for the twelve months ended December 31, 1999. The Company's net sales increased $17.9 million, or 7.3 percent, from $246.3 million for the nine-month period ended December 31, 1998 to $264.2 million for the nine-month period ended December 31, 1999. Both the Professional Sound and Entertainment and the Multimedia/Audio Communication business segments contributed to the sales increase.

     Net sales in the Company's Professional Sound and Entertainment segment increased $4.5 million, or 2.9 percent, from $152.8 million for the nine-month period ended December 31, 1998 to $157.3 million for the nine-month period ended December 31, 1999. Net sales for the Multimedia/Audio Communication business segment increased $13.4 million, or 14.3 percent, from $93.5 million for the nine-month period ended December 31, 1998 to $106.9 million for the nine-month period ended December 31, 1999. The sales increase in both the segments is attributed primarily to new products introduced in 1999, offset to some extent by phased-out products, and to improving economies in many of the geographic regions.

     Gross Profit. The Company's gross profit increased $35.2 million from $89.1 million for the nine-month period ended December 31, 1998 to $124.3 million for the twelve months ended December 31, 1999. The Company's gross profit increased $6.5 million, or 7.3 percent, from $89.1 million for the nine-month period ended December 31, 1998 to $95.6 million for the nine-month period ended December 31, 1999. As a percentage of sales, the gross margin rate of 36.2 percent for the twelve months ended December 31, 1999 remained unchanged from the nine-month period ended December 31, 1998. The Company achieved significant manufacturing cost reductions in 1999, which were offset by lower gross margins on phased-out products and promotional pricing on certain newly introduced products.

     Engineering. The Company's engineering expenses increased $3.7 million from $11.2 million for the nine-month period ended December 31, 1998 to $14.9 million for the twelve months ended December 31, 1999. The Company's engineering expenses of $11.2 million for the nine-month period ended December 31, 1999 remained relatively flat compared with $11.2 million for the nine-month period ended December 31, 1998. The Company continues to benefit from the restructuring implemented in Fiscal 1998.

     Selling, General and Administrative. The Company's selling, general and administrative expenses increased $32.5 million from $53.7 million for the nine-month period ended December 31, 1998 to $86.2 million for the twelve months ended December 31, 1999. The Company's selling, general and administrative expenses increased $14.1 million, or 26.3 percent, from $53.7 million for the nine-month period ended December 31, 1998 to $67.8 million for the nine-month period ended December 31, 1999. The increase is attributed to certain charges described below, to general inflation, to spending on information technology, primarily to enhance the information reporting for business decisions, and to increases in salary and incentive compensation.

     Included in the selling, general and administrative expenses for the nine-month period ended December 31, 1999 are charges of $5.5 million related to legal fees and settlement costs attributed to a lawsuit filed by the Company's former CEO and $0.5 million of additional depreciation attributed to the write off of certain fixed assets. Included in the selling, general and administrative expenses for the nine-month period ended December 31, 1998 are net credits of $0.6 million due primarily to the reversal of previously accrued Recapitalization Transaction expenses related to certain employees no longer with the Company, a $1.7 million charge for severance pay related to the former CEO, and an estimated $1.0 million of charges for legal and audit fees related to the Merger.

     Corporate Charges. Corporate charges of $1.7 million for the twelve months ended December 31, 1999 represent fees to GSCP for consulting and management services provided under a management and services agreement. New covenants with lenders were signed in October 1999 that require the Company to suspend payment of the management fees until certain financial conditions are met. When these financial conditions are met, all current payments and payments in arrears are due. The Company is recording a liability for such future payments.

     Amortization of Goodwill and Other Intangibles. Included in amortization of goodwill and other intangibles for the twelve months ended December 1999 are a $2.9 million charge for write-off of goodwill attributed to certain discontinued products, and a $6.3 million charge attributed to impairment loss on certain long-lived assets (see note 6 to the Consolidated Financial Statements of the Company included elsewhere herein).

     Restructuring Charges. In the fourth quarter of 1999, the Company reversed an excess of $2.1 million of the previously provided $6.2 million restructuring reserve, retaining a reserve of $0.1 million related to future estimated costs to be incurred for environmental and employee related transactions (see note 3 to the Consolidated Financial Statements of the Company included elsewhere herein).

     Other (income) expense. The Company recorded $6.7 million of other income in the twelve months ended December 31, 1999. The significant components of other income were $0.9 million of income attributed to the Company's insurance claim for business interruption related to a facility destroyed in a fire, $7.0 million attributed to royalty income, of which $6.0 million is attributed to the estimated shortfall of past royalty fees due to the Company (see note 17 to the Consolidated Financial Statements of the Company included elsewhere herein), $0.5 million loss on foreign exchange and $0.3 million loss attributed to the sale of certain product lines and facilities.

     Interest (income) expense. The Company's interest expense increased $9.4 million from $27.3 million for the nine-month period ended December 31, 1999 to $36.7 million for the twelve months ended December 31, 1999. Interest expense was relatively unchanged for the nine-month periods, increasing from $27.3 million for the nine-month period ended December 31, 1998 to $27.6 million for the nine-month period ended December 31, 1999. The increase in interest expense is attributed to the increase in amortization of deferred finance charges incurred for amendment of the Senior Secured Credit facility.

     Income Taxes. The Company's income tax benefit, excluding the income tax provision related to the net deferred tax asset valuation allowance and $2.0 million attributed to a provision for a currently unsettled dispute with the IRS, was 13.3% of the pretax loss for the twelve months ended December 31, 1999, compared with 34.8% for the nine-month period ended December 31, 1998. The decrease in the effective tax rate is principally due to the nondeductibility of certain costs related to the write-off of goodwill and other intangible assets. As of December 31, 1999, the Company has provided a reserve of $6.8 million for tax liability, penalties, and accrued interest related to the unsettled dispute with the IRS for taxable years 1990 through 1995. (See note 8 to the Consolidated Financial Statements of the Company included elsewhere herein).

     The Company has established a net deferred tax valuation allowance of $23.4 million due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

NINE-MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS AND FISCAL YEAR ENDED MARCH 31, 1998

     Effective December 31, 1998, the Company changed its fiscal year end from March 31 to December 31. Due to this change, the Company reported audited consolidated financial results for a short fiscal period beginning April 1, 1998 and ending on December 31, 1998. The management's discussion and analysis that follows compares the audited results for the nine-month period ended December 31, 1998 to the audited results for the twelve month fiscal year ended March 31, 1998 and the unaudited results for the nine-month period beginning July 1, 1997 and ending March 31, 1998, which are not materially affected by seasonal fluctuations. The results of Old Telex are included for the entire nine months in the Company's consolidated results for the nine months ended March 31, 1998, while for the nine months ended December 31, 1997, the results of Old Telex are included from May 6, 1997, the date on which Old EVI and Old Telex came under common control. Therefore, the Company believes that for purposes of management's discussion and analysis, a comparison of the financial results for the nine-month period ended December 31, 1998 with the results for the nine months ended March 31, 1998 is more meaningful than a comparison with the results for the nine months ended December 31, 1997, a similar prior year calendar period.

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

     Net sales in the Company's Professional Sound and Entertainment segment decreased $4.1 million, or 2.6%, from $156.9 million for the nine months ended March 31, 1998 to $152.8 million for the nine-month period ended December 1998. This decrease is attributed primarily to the declining sales of certain phased-out products and to the weak economies in the Asia/Pacific region. Net sales in the Company's Multimedia/ Audio Communications segment decreased $9.1 million, or 8.9%, from $102.6 million for the nine months ended March 31, 1998 to $93.5 million for the nine-month period ended December 31, 1998. This decrease is attributed primarily to declining sales of certain phased-out products, a delay in the introduction of certain new products and slower-than-anticipated sales of such products, and lower average prices for certain computer audio products.

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

     Engineering. The Company's engineering expenses decreased $6.1 million from $17.3 million for the twelve-month year ended March 31, 1998 to $11.2 million for the nine-month period ended December 31, 1998. The Company's engineering expenses decreased $2.0 million, or 15.2%, from $13.2 million for the nine months ended March 31, 1998 to $11.2 million for the nine-month period ended December 1998. The decrease is attributed primarily to the benefits of Merger-related restructuring implemented late in Fiscal 1998.

     Selling, General and Administrative. The Company's selling, general and administrative expenses decreased $28.0 million from $81.7 million for the twelve-month year ended March 31, 1998 to $53.7 million for the nine-month period ended December 31, 1998. The Company's selling, general and administrative expenses decreased $2.3 million, or 4.1%, from $56.0 million for the nine months ended March 31, 1998 to $53.7 million for the nine-month period ended December 1998. Included in selling, general and administrative expenses for the nine-month period ended December 1998 are net credits of $0.6 million due primarily to the reversal of previously accrued Recapitalization Transaction expenses related to certain employees no longer with the Company, a $1.7 million charge for severance pay related to the former CEO and an estimated $1.0 million of charges for legal and audit fees related to the Merger. Included in selling, general and administrative expenses for the nine months ended March 31, 1998 is a charge of $3.6 million for management options and bonuses related to the Recapitalization Transaction.

     Corporate Charges. Corporate charges of $1.3 million for the nine-month period ended December 31, 1998 represent fees to GSCP for consulting and management services provided under a management and services agreement. These charges were $2.2 million and $1.8 million, respectively, for the twelve-month year ended March 31, 1998 and for the nine months ended March 31, 1998.

     Other (income) expense. The significant components of other (income) expense for the nine-month period ended December 31, 1998 were royalty income of $1.0 million, gain on foreign exchange of $0.1 million, and gain on sale of the Gauss business of $0.9 million.

     Interest (income) expense. Interest expense decreased $10.6 million from $37.9 million for the twelve-month year ended March 31, 1998 to $27.3 million for the nine-month period ended December 31, 1998. Interest expense decreased from $29.0 million for the nine months ended March 31, 1998 to $27.3 million for the nine-month period ended December 31, 1998 as a result of a decrease in outstanding debt and because the former period contained certain Merger-related bank charges.

     Income Taxes. The Company's income tax benefit, excluding the income tax provision related to the net deferred tax asset valuation allowance, was 34.8% of the pretax loss for the nine-month period ended December 31, 1998 compared with 30.8% for the twelve-month year ended March 31, 1998. The increase in effective tax rate is principally due to the nondeductibility, for the twelve-month year ended March 31, 1998, of certain costs related to the Recapitalization Transaction and the Merger which reduced the effective tax loss rate, and due to a reduction, for the nine-month period ended December 31, 1998, in dividends from foreign subsidiaries which increased the effective tax loss rate.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999 the Company had cash and cash equivalents of $3.2 million compared to $3.4 million at December 31, 1998. The Company's principal sources of funds for the twelve months ended December 31, 1999 consisted of $6.9 million of proceeds from the sale of businesses and facilities, and $17.1 million of net borrowings under revolving credit lines. The Company's principal uses of funds for the twelve months ended December 31, 1999 consisted of $4.1 million for operating activities, $8.4 million for capital expenditures and $10.8 million for retirement of debt.

     The Company's investing activities consist mainly of capital expenditures to maintain facilities, to acquire machines or tooling, to update certain manufacturing processes, to update information systems and to improve efficiency. The Company's ability to make capital expenditures is subject to certain restrictions under its Senior Secured Credit Facility.

     The Company's consolidated indebtedness increased $6.2 million from $337.7 million at December 31, 1998 to $343.9 million at December 31, 1999. Increases in borrowings under the Revolving Credit Facility were partially offset by a reduction of $10.8 million in consolidated Term Loan indebtedness mandated by the terms of the Senior Secured Credit Facility.

     The Company relies mainly on internally generated funds and, to the extent necessary, borrowings under the Revolving Credit Facility and foreign working capital lines to meet its liquidity needs. The Company's liquidity needs arise primarily from debt service on indebtedness incurred in connection with the Transactions, working capital needs and capital expenditure requirements. The Company incurred substantial indebtedness in connection with the Acquisition Transaction and the Recapitalization Transaction. As a result, debt service obligations represent significant liquidity requirements for the Company.

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

     As of December 31, 1999, $9.0 million of the Company's $96.2 million remaining under the Term Loan Facility is payable in the next 12 months, with the balance payable as described below. In addition, the Company had $19.5 million outstanding under the Revolving Credit Facility, and $3.2 million outstanding under the foreign working capital lines. Net availability at December 31, 1999 under the Revolving Credit Facility, computed by deducting approximately $3.6 million of open letters of credit and applying applicable borrowing base limitations, totaled $1.9 million. Net availability at December 31, 1999 under such foreign working capital lines totaled $2.8 million. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by the Company; therefore, the Company's financial condition is and will continue to be affected by changes in the prevailing interest rates. The Company is in compliance with all covenants related to the indentures governing the EVI Notes and the Telex Notes and the revised covenants of the Senior Secured Credit Facility, as recently amended. The effective interest rate under these credit facilities in the twelve months ended December 31, 1999 was 8.6%.

     Pursuant to the Term Loan Facility, the Company is required to make scheduled permanent principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($34.5 million of which was outstanding at December 31, 1999), of $8.5 million, $11.0 million, and $15.0 million in 2000, 2001, and 2002
(with a final
maturity date of November 6, 2002), respectively, and (ii) the $65.0 million Tranche B Term Loan Facility ($61.7 million of which was outstanding at December 31, 1999), of $0.5 million, $0.5 million, $0.5 million, $24.1 million, and $36.1 million in 2000, 2001, 2002, 2003, and 2004 (with a final maturity date of November 6, 2004), respectively. In addition, under the terms of the Senior Secured Credit Facility, the Company generally is required to make mandatory prepayments with (i) certain asset sale proceeds, (ii) any additional indebtedness and equity proceeds (with certain exceptions) and (iii) with 75% of the excess cash flow of the Company and its subsidiaries for each fiscal year commencing on April 1, 1997, and each fiscal year thereafter. In 2000 the Company will not make any payment under the excess cash flow requirements of the Senior Secured Credit Facility.

     The Company's ability to fund its liquidity requirements in 1999 was partially facilitated by its receipt of a portion of the proceeds associated with a royalty fee agreement related to the Altec Lansing trademark described in note 17 to the Consolidated Financial Statements of the Company included elsewhere herein. The Company also expects to receive $11.8 million, in varying amounts through March 2005, in connection with the royalty fee agreement and the sale of the trademark. Because the Company has limited unused availability under its working capital facilities, the Company is particularly reliant on cash flow from operations, the above noted one-time royalty fees and cash flow enhancements, as described below, to fund its liquidity needs in 2000.

     The Company has incurred substantial indebtedness in connection with a series of leveraged transactions (see note 2 to the Consolidated Financial Statements of the Company included elsewhere herein). As a result, debt service obligations represent significant liquidity requirements for the Company. The Company intends to improve operations and liquidate nonproductive assets in part to meet the liquidity needs of the debt service and to satisfy the requirements of the debt covenants. The Company's year 2000 operating plan includes strategies to significantly improve operating results by reducing purchased material costs through more effective supply chain management, increasing selling prices on selective products, managing other operating costs to planned levels, reducing inventory through the use of consigned inventory from certain vendors and by consolidating overseas warehouses, and improving the accounts receivable collection experience. In the event the Company is unable to achieve the necessary operating improvements, it could be in default under the terms of its Senior Secured Credit Facility, the EVI Notes and the Telex Notes. In the event the operating improvements are not realized, management would consider other strategic alternatives, including the renegotiation of the debt covenants, and the sale of certain operating assets and certain product lines. There can be no assurance that the Company will be successful in achieving the planned operating improvements or executing alternative strategies on terms acceptable to the Company, or that the Company will be able to renegotiate the debt covenants. Additionally, the Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. While the Company believes that the cash flow enhancements described above, together with the Company's Revolving Credit Facility and cash from operations, will be adequate to meet its debt service and principal payment requirements, capital expenditure needs, and working capital requirements in year 2000, no assurance can be given in this regard.

YEAR 2000

     In preparation for Year 2000, the Company conducted an internal inventory and assessment of Year 2000 readiness of its computer hardware and software and its non-information technology and replaced, modified or upgraded its information systems with Year 2000 ready systems. In addition to internal remediation activities, the Company contacted key third parties, including key suppliers and customers, to determine the extent to which their systems, their products, or their electronic data interchange with the Company, were vulnerable to Year 2000 issues.

     To date, the Company has not experienced any problems related to Year 2000 readiness, but there can be no assurance that problems may not arise in the future. The Company believes that the most likely scenario would be temporary disruptions in the Company's acceptance and processing of orders and billing, and in its ability to secure raw materials for production from suppliers. At this time the Company does not believe that such temporary disruptions, if they were to happen, would have a material adverse effect on its financial position or results of operations.

     The Company does not separately track internal costs incurred for its Year 2000 program, which costs are principally related to payroll costs for its information systems group. The costs of the Year 2000 program were funded through operating cash flow and were expensed as incurred or capitalized as appropriate.

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

     Substantial Leverage and Debt Service Obligations. The Company is highly leveraged. The Company's high degree of leverage could have important consequences, including but not limited to the following: (i) the

Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; and (iii) the Company's flexibility to adjust to changing market conditions and the ability to withstand competitive pressures could be limited, and the Company may be more vulnerable to a downturn in general economic conditions or its business, or may be unable to carry out capital spending that is important to its growth strategy. The Company's ability to repay or to refinance its obligations with respect to its indebtedness will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond the Company's control. These factors could include operating difficulties, increased operating costs, product prices, the response of competitors, regulatory developments, and delays in implementing strategic projects.

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

     Control of the Company. G-I and G-II, which are owned by GSCP and certain other investors, own approximately 91% of the issued and outstanding common stock of Holdings on a diluted basis, which in turn owns all of the common stock of the Company. Accordingly, GSCP controls the Company and has the power to elect all of the Company's directors, appoint new management and approve any action requiring the approval of the holders of the Company's common stock, including adopting amendments to the Company's certificate of incorporation and approving mergers or sales of substantially all of the Company's assets. The general partner of GSCP's general partner is a wholly-owned subsidiary of Citigroup Inc. From time to time, GSCP considers possible combinations or dispositions of its portfolio companies as a means of optimizing investment value.

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

EXCHANGE RATE SENSITIVITY ANALYSIS

     The Company enters into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During 1999, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in the income statement.

     At December 31, 1999, the Company had $9.0 million outstanding forward exchange contracts, with a weighted average maturity of 66 days.

     At December 31, 1999, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $0.9 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

     For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

     At December 31, 1999, the Company had fixed rate debt of $225.0 million and floating rate debt of $118.9 million. Holding all other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of the $225.0 million fixed rate debt by approximately $8.1 million. The earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on the $118.9 million floating rate debt would be approximately $1.2 million, holding all other variables constant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Reports of Independent Public Accountants, Consolidated Financial Statements and Supplementary Data required by Item 8 are set forth immediately following the signature page of this report and are hereby incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with the Company's independent public accountants on accounting or financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the name, age and position, as of March 15, 2000, of each of the executive officers and directors of the Company.

NAME                           AGE    POSITION
----                           ---    ------------------------------------------------------
Ned C. Jackson*............    64     Director, Chief Executive Officer and President
Richard J. Pearson.........    48     Vice President, Chief Financial Officer
John A. Palleschi*.........    49     Group Vice President and President, Speakers and
                                      Microphones Group and Corporate Secretary
Joseph P. Winebarger.......    51     Vice President and Chief Technical and Environmental
                                      Officer
Glen E. Cavanaugh..........    56     Group Vice President and President, Multimedia/Audio
                                      Communications Group
Roger H. Gaines............    57     Vice President, Manufacturing Special Projects
Scott Myers................    53     Vice President, Worldwide Operations/International ROW
Mathias von Heydekampf.....    37     President, Electronics Group and Managing Director,
                                      Europe
Edgar S. Woolard, Jr.......    65     Director, Chairman of the Board
Christopher P. Forester....    49     Director
Keith W. Abell.............    43     Director
Joseph J. Plumeri II.......    56     Director
Barry Hamerling............    54     Director

---------------

*   Executive is also an executive officer of Holdings.

     Mr. Jackson became a director of the Company and was appointed as Chief Executive Officer and President in 1998. Prior to joining the Company, Mr. Jackson was with DuPont for 37 years, most recently as Vice President and General Manager of DuPont's DACRON(R) and Specialty Chemicals units.

     Mr. Pearson joined the Company in April 1999 as Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Pearson was a consultant to various companies. From September 1991 to November 1998 Mr. Pearson was Executive Vice President Finance and Chief Financial Officer of Harmon Glass, a subsidiary of Apogee Enterprises, Inc.

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

     Mr. Gaines is Vice President, Manufacturing Special Projects of the Company. Prior to this position, he served as Vice President, Manufacturing from 1997 until December 1999. From May 1997 to February 1998, Mr. Gaines also served as Acting Co-Chief Executive Officer of EVI. He joined Electro-Voice, Incorporated, a predecessor of EVI, in 1981. In 1991, he was appointed Vice President of Manufacturing of Mark IV Audio, Inc.

     Mr. Myers is Vice President, Worldwide Operations/International ROW responsible for worldwide manufacturing and international sales to the rest of the world (ROW). He joined the Company in

January 1999 as Chief Information Officer and Vice President, Planning and Supply Chain and in June 1999 he also assumed responsibility for International ROW sales, which positions he held until his appointment as Vice President, Worldwide Operations/International ROW. From 1997 to 1998, he was Vice President of Operations Services for Viasystems Group, Inc., the world's largest printed circuit board manufacturer. From 1993 to 1997, Mr. Myers was Director of Information Systems for Mills & Partners, Inc. and Director of Information Systems for Berg Electronics Inc., a Mills & Partners Company. Prior to joining Mills & Partners in 1993, Mr. Myers held a number of management positions during 20 years with DuPont in corporate planning, acquisitions and joint ventures, business management, purchasing and transportation, information systems and manufacturing.

     Mr. von Heydekampf was promoted to the position of President, Electronics Group and Managing Director for Europe in December 1999. He joined the Company in February 1997 as Managing Director, Straubing, Germany and for the Company's subsidiaries in France and Switzerland. Prior to joining the Company, Mr. von Heydekampf was General Manager of Harmon France Division Grand Public from February 1995 to October 1996.

     Mr. Woolard was appointed Chairman of the Board of Directors in March 2000. He became a director of the Company in January 1998. Mr. Woolard is the former Chairman of the Board of Directors of DuPont. He joined DuPont in 1957 and held a variety of engineering, manufacturing and management positions before being elected President and Chief Operating Officer in 1987, and Chairman and Chief Executive Officer in 1989. He retired from the company in 1995. Mr. Woolard is also a director of Citigroup, Inc. and Apple Computer, Inc.

     Mr. Forester became a director in December 1997. Mr. Forester has been a director of Cyber Dialogue, Inc. and a partner of eCom Partners LLC since 1999. eCom Partners is a venture capital firm specializing in internet and e-commerce related investments. Mr. Forester was retired from 1996 through 1998. From 1994 to 1995, Mr. Forester was Managing Director of the technology industry group of Merrill Lynch & Co. From 1977 to 1993, Mr. Forester worked in the Corporate Finance Department, Investment Banking Division of Goldman, Sachs & Co. where he was a General Partner from 1988 to 1993.

     Mr. Abell became a director of the Company in December 1997. Mr. Abell joined GSCP at its inception in 1994 and has been an officer of GSCP, Inc. since June 1998. From 1990 to 1994, Mr. Abell was with the Blackstone Group, most recently as a Managing Director.

     Mr. Plumeri became a director of the Company in March 2000. From 1998 to 1999, Mr. Plumeri served as the Chief Executive Officer of Citibanking North America, where he was responsible for the integration of the merged consumer businesses of Citibank and Travelers Group Inc. From 1994 to 1998, Mr. Plumeri served as the Chairman of the Board of Directors and Chief Executive Officer of Primerica Financial Services, an affiliate of Travelers Group Inc. From 1992 to 1994, Mr. Plumeri was the President of Smith Barney Shearson. Mr. Plumeri also serves as a board member and advisor to many organizations, including The Council on Foreign Relations, The United Negro College Fund and The College of William & Mary.

     Mr. Hamerling became a director of the Company in March 2000. Mr. Hamerling has been the managing partner of Premium Desserts of America, Inc. from October 1998 to the present. He was the President of AYCO Co. L.P., a large financial and tax counseling firm, from January 1992 until September 1998. Mr. Hamerling has been the President of the AYCO Charitable Foundation for the last four years.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Directors who are not employees of the Company or GSCP are paid $1,500 for each Board meeting attended. Directors who are employees of the Company or GSCP receive no separate compensation for their services as directors. All of the Company's directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board. Currently one of the Company's directors is an employee of GSCP, to which the Company pays fees for management and financial consulting services. See Item 13, "Certain Relationships and Related Transactions."

EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation with respect to all compensation paid or accrued by the Company during the last three fiscal years for services rendered in all capacities by its Chief Executive Officer and the four most highly compensated executive officers whose cash compensation exceeded $100,000 for the twelve months ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                              ANNUAL COMPENSATION       LONG-TERM
                                                                      (A)              COMPENSATION
                                                              -------------------   ------------------
                                                               SALARY     BONUS      NUMBER OF SHARES
      NAME AND PRINCIPAL POSITION               YEAR           ($)(B)     ($)(C)    UNDERLYING OPTIONS
      ---------------------------         -----------------   --------   --------   ------------------
Ned C. Jackson(f).......................  Fiscal 1999         305,769    300,000         250,000
President and Chief Executive Officer     Transition Period    70,385     75,000              --
                                          Fiscal 1998              --         --              --
Glen E. Cavanaugh.......................  Fiscal 1999         170,308     14,139          40,934(e)
Group Vice President and President,       Transition Period   161,692     81,351              --
Multimedia/Audio Communications           Fiscal 1998         150,601     81,351           8,240
Dan M. Dantzler(d)......................  Fiscal 1999         162,465     24,843          41,778(e)
Group Vice President and President,       Transition Period   140,304    120,632              --
Electronics Group                         Fiscal 1998         129,808    120,632          12,000
John A. Palleschi.......................  Fiscal 1999         157,800     32,176          44,292(e)
Group Vice President and President,       Transition Period   145,331    241,634              --
Speakers and Microphones Group,           Fiscal 1998         137,286    241,634          26,240
Corporate Secretary
Richard J. Pearson(f)...................  Fiscal 1999         113,232     56,000          30,000
Vice President and                        Transition Period        --         --              --
Chief Financial Officer                   Fiscal 1998              --         --              --
Joseph P. Winebarger....................  Fiscal 1999         141,680     30,636          37,608(e)
Vice President and Chief Technical        Transition Period   138,483    132,172              --
and Environmental Officer                 Fiscal 1998         131,308    132,172          12,720

---------------

(a) Amounts reported for Fiscal 1999 are for the fiscal year ended December 31, 1999. In connection with the change in the Company's fiscal year from March 31 to December 31, executive compensation is reported for the twelve-month period from January 1, 1998 to December 31, 1998 (the "Transition Period"). Amounts reported for Fiscal 1998 are for the fiscal year ended March 31, 1998.

(b) Amounts shown include cash compensation earned and received, amounts earned but deferred, and amounts earned but deferred and paid in the subsequent fiscal year.

(c) Amounts shown for each period represent awards earned in such period and paid in the subsequent fiscal year under applicable bonus plans. Distributions under the plans are made within 30 days following the completion of the audit for the fiscal year in which such compensation is earned. Except with respect to Mr. Jackson and Mr. Pearson, amounts shown for Fiscal 1999, the Transition Period and Fiscal 1998 represent the special bonuses paid under the annual bonus programs, adopted effective as of May 6, 1997. See "The Annual Bonus Programs." Amounts reported for Mr. Jackson include bonuses payable pursuant to Mr. Jackson's employment agreement. See "Employment Agreements." Amounts reported as Bonus for Mr. Pearson include a one-time special bonus paid with respect to Mr. Pearson's employment with the Company. Except with respect to Mr. Jackson, bonuses reported by the Company for Fiscal 1998 were earned during the twelve month period ended March 31, 1998 and paid in the nine-month period ended December 31, 1998.

(d) Mr. Dantzler resigned his employment with the Company on December 17, 1999.

(e) This amount reflects amendments to the 1997 Amended and Restated Stock Option Plan.

(f) Mr. Jackson joined the company in October 1998, and Mr. Pearson joined the Company in April 1999.

                          OPTION GRANTS IN FISCAL 1999

     The following table sets forth information on the options to acquire Common Stock of Holdings granted to the Named Executive Officers during Fiscal 1999 and the potential realizable value of each grant:

                                         INDIVIDUAL GRANTS                                 POTENTIAL REALIZABLE
                                    ---------------------------                              VALUE AT ASSUMED
                                    NUMBER OF      % OF TOTAL                             ANNUAL RATES OF STOCK
                                      SHARES        OPTIONS                               PRICE APPRECIATION FOR
                                    UNDERLYING     GRANTED TO                                OPTION TERM (C)
                                     OPTIONS       EMPLOYEES      EXERCISE   EXPIRATION   ----------------------
NAME                                 GRANTED     IN FISCAL 1999    PRICE        DATE         5%          10%
----                                ----------   --------------   --------   ----------   ---------   ----------
Ned C. Jackson....................    250,000(a)      27.1%        $ .01      10/05/08     $ 1,572     $  3,984
Glen E. Cavanaugh.................     35,000(a)       3.8%        $ .01      01/28/08         220          558
                                        5,934(b)       0.6%        $7.98      03/08/09      29,780       75,469
Dan M. Dantzler...................     35,000(a)       3.8%        $0.01      01/28/08         220          558
                                        6,778(b)       0.7%        $7.98      03/08/09      34,016       86,203
John A. Palleschi.................     35,000(a)       3.8%        $ .01      01/28/08         220          558
                                        9,292(b)       1.0%        $7.98      03/08/09      46,633      118,176
Richard J. Pearson................     30,000(a)       3.3%        $ .01      04/20/09         189          478
Joseph P. Winebarger..............     30,000(a)       3.3%        $ .01      01/28/08         189          478
                                        7,608(b)       0.8%        $7.98      03/08/09      38,181       96,759

---------------

(a) Represents options granted under the Amended and Restated 1998 Performance Stock Option Plan. None of the options granted under the Amended and Restated 1998 Performance Stock Option Plan are exercisable unless and until
    (a) an "Exit Event" has occurred, as such item is defined in the Amended and Restated 1998 Stock Option Plan, and (b) GSCP's Internal Rate of Return ("IRR") is greater than 20%. As GSCP's IRR increases from a percentage that is greater than 20%, and up to the point where the IRR is 30%, the number of options that are exercisable increases from 10% of such options (if GSCP's IRR is equal to or greater than 20%) to 100% of such options (if GSCP's IRR is equal to or greater than 30%). A vesting schedule is also applied in cases where an option grantee's employment with the Company is terminated. Options have a term of ten years, subject to earlier expiration upon termination of employment and are not transferable.

(b) Represents options granted under the 1997 Amended and Restated Stock Option Plan. Options vest immediately and expire ten years after the date of grant, subject to earlier expiration upon termination of employment and are not transferable.

(c) The hypothetical potential appreciation shown in these columns reflects the required calculations at annual rates of 5% and 10% set by the Securities and Exchange Commission and, therefore, is not intended to represent either historical appreciation or anticipated future appreciation of the Company's Common Stock price.

STOCK OPTION EXERCISES AND VALUE AT DECEMBER 31, 1999

     The following table provides information with respect to the Named Executive Officers of the Company concerning stock options exercised during the twelve months ended December 31, 1999 to acquire Common Stock of Holdings. No stock appreciation rights have been granted under any incentive plan.

                AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
                     AND OPTION VALUES AT DECEMBER 31, 1999

                                                                                                VALUE OF
                                                                   NUMBER OF SECURITIES        UNEXERCISED
                                          NUMBER OF               UNDERLYING-UNEXERCISED      IN-THE-MONEY
                                           SHARES       VALUE            OPTIONS                 OPTIONS
                                         ACQUIRED ON   REALIZED        EXERCISABLE/           EXERCISABLE/
NAME                                      EXERCISE      ($)(A)        UNEXERCISABLE        UNEXERCISABLE($)(B)
----                                     -----------   --------   ----------------------   -------------------
Ned C. Jackson.........................        --         --              0/250,000(c)            $0/$0
Glen E. Cavanaugh......................    24,740         $0               0/35,000(c)              0/0
                                                                         13,258/916(d)              0/0
Dan M. Dantzler........................        --         --               0/35,000(c)              0/0
                                                                           17,108/0(d)              0/0
John A. Palleschi......................        --         --               0/35,000(c)              0/0
                                                                       32,616/2,916(d)
Richard J. Pearson.....................        --         --               0/30,000(c)              0/0
Joseph J. Winebarger...................    12,200         $0               0/30,000(c)              0/0
                                                                       18,915/1,413(d)              0/0

---------------

(a) The per share value of the underlying securities at exercise date was $0.

(b) Value of unexercised in-the-money options granted under the 1997 Amended and Restated Stock Option Plan and the Amended and Restated 1998 Performance Stock Option Plan is based on per share value determined as of December 31, 1999 in accordance with a formula set forth in the Stockholders' Registration and Rights Agreement, dated May 6, 1997.

(c) None of the options granted under the Amended and Restated 1998 Performance Stock Option Plan are exercisable unless and until (a) an "Exit Event" has occurred, as such term is defined in the Amended and Restated 1998 Performance Stock Option Plan, and (b) GSCP's Internal Rate of Return ("IRR") is greater than 20%. As GSCP's IRR increases from a percentage that is greater than 20%, and up to the point where the IRR is 30%, the number of options that are exercisable increases from 10% of such options (if GSCP's IRR is equal to or greater than 20%) to 100% of such options (if GSCP's IRR is equal to or greater than 30%). A vesting schedule is also applied in cases where an option grantee's employment with the Company is terminated.

(d) Amounts reflect options granted under the 1997 Amended and Restated Stock Option Plan. They include Initial Option Grants, which vest over a 3 year period beginning on the date of grant, and Special Service Option Grants which vest upon grant.

THE ANNUAL BONUS PROGRAMS

     The Company has an annual bonus plan for management employees that provides that participants in such plan are entitled to an annual bonus based on achieving certain annual projected earnings performance targets. Under the terms of the plan, participants are eligible to receive an annual bonus of between 25% and 100% of base salary depending on the level of achievement of the performance targets. The Company has also adopted an additional annual cash bonus plan whereby Messrs. Cavanaugh, Palleschi and Winebarger may receive additional annual incentive awards in each of the first five years following the Recapitalization Closing Date up to a maximum award of $71,000, $160,880 and $153,180, respectively, if certain annual performance targets are achieved. In total, the Company may incur aggregate total cash compensation charges in connection with this additional cash bonus plan for the executive officers named above as well as all other covered executives and employees of approximately $0.27 million in Fiscal 2000 and 2001. For a description of bonuses payable to Mr. Jackson, see "Employment Agreements".

PENSION PLAN

     The Company maintains a defined benefit pension plan (the "Pension Plan") qualified under the Internal Revenue Code that provides a benefit upon retirement to the Company's eligible employees. Since July 1, 1999 the Pension Plan has been a cash balance pension plan. Under the terms of the Pension Plan, "account balances" are maintained for each participant. For individuals participating in the plan as of June 30, 1999, an opening account balance was created equal to the present value of the benefit accrued as of June 30, 1999 under the plan benefit formula prior to the change to the cash balance plan. The Company credits each active participant's account with a benefit credit each year determined based on the participant's age, vesting service, and total remuneration covered by the plan (consisting of base salary, commission, overtime and bonuses paid to the participant), as illustrated in the following table.

                              BENEFIT CREDIT CHART

                                                       BENEFIT CREDIT AS A PERCENTAGE OF
                                         --------------------------------------------------------------
                                                                          PENSION EARNINGS FOR THE YEAR
  AGE + YEARS OF VESTING SERVICE ON                                           THAT ARE GREATER THAN
              JANUARY 1                  PENSION EARNINGS FOR THE YEAR           THE INTEGRATION
  ---------------------------------      -----------------------------    -----------------------------
       Under 40......................                1.5%                             1.5%
          40-49......................                2.0%                             2.0%
          50-59......................                2.6%                             2.6%
          60-69......................                3.2%                             3.2%
          70-79......................                4.2%                             4.2%
          80-89......................                5.4%                             5.4%
     90 and above....................                6.8%                             5.4%

     The Integration Level each year is equal to one-half of the Social Security taxable wage base for the year. For 2000 the Integration Level is $38,100. The Integration Level will change each year. For plan years beginning in 1999 and later, annual compensation taken into account for purposes of calculating benefits is limited to $160,000 ($170,000 for 2000, and adjusted in future years to reflect inflation).

     The accounts are also credited with an interest credit, which is based on the average six month Treasury bill rate for the November 1 of the prior year, plus 1%. The Interest Credit for a full calendar year will not be less than 5%.

     The total estimated projected annual single life annuity benefit for the Named Executive Officers, assuming they continue with Telex Communications, Inc. to normal retirement age (age 65), and their compensation, the maximum recognizable compensation and the Integration Level do not change, would be as follows:

    Mr. Jackson, $1,071
     Mr. Palleschi, $58,193
     Mr. Cavanaugh, $23,207
     Mr. Winebarger, $59, 919
     Mr. Dantzler, $40,256
     Mr. Pearson, $23,849

                             EMPLOYMENT AGREEMENTS

     Ned C. Jackson entered into an employment agreement with Holdings (an "Employment Agreement," and together with other Employment Agreements described herein, the "Employment Agreements"), for the period ended December 31, 1999, which is automatically renewed for successive annual periods thereafter. Pursuant to such Employment Agreement, Mr. Jackson will receive (i) a base annual salary of $300,000, (ii) annual bonuses of $300,000 (prorated for any partial year of employment) for each of calendar 1998 and 1999, and thereafter an aggregate annual incentive award of up to approximately $300,000 if certain performance objectives are achieved, and (iii) a special one-time bonus of $1.0 million upon achievement of specified performance objectives, with additional incremental bonuses payable upon achievement of certain increases in specified performance measures thereafter. In addition, Mr. Jackson is entitled to receive certain perquisites and has received options to purchase 250,000 shares of Holdings Common Stock pursuant to the Amended and Restated 1998 Performance Stock Option Plan adopted by Holdings. Mr. Jackson's employment is terminable by the Company on 30 days' written notice (or immediately for cause) or by Mr. Jackson on 60 days' written notice. Upon termination, including due to Mr. Jackson's death or disability, Mr. Jackson will be entitled to receive all compensation, benefits and perquisites accrued under his Employment Agreement through the effective date of his termination of employment.

     Mr. Jackson and Holdings entered into an Incentive Compensation Agreement on March 14, 2000 ("Incentive Agreement"). The Incentive Agreement provides that Mr. Jackson is entitled to certain cash compensation upon the occurrence of a "Triggering Event," which includes any of the following events: (a) a merger or consolidation of Holdings resulting in the holders of Holdings Common Stock ceasing to own more than 80% of Holdings Common Stock immediately after such merger or consolidation, (b) a sale of all or substantially all of the assets of Holdings, including a sale by Holdings of more than 80% of the Common Stock of the Company, (c) a sale or transfer by G-I and/or G-II (other than transfers to a Permitted Assignee), together with sales and transfers by Permitted Assignees, of more than 50% of Holdings Common Stock, or (d) a recapitalization of Holdings resulting in a distribution of cash or property to the holders of Holdings Common Stock in which the consideration received by G-I and G-II exceeds $141.0 million plus an allocable portion of the amount of the incentive payment paid pursuant to the Incentive Agreement upon the occurrence of a Triggering Event. In the event a Triggering Event occurs, Mr. Jackson is entitled to receive up to 2 percent of the proceeds G-I and G-II receive in excess of $141.0 million.

     John A. Palleschi has entered into a five-year employment agreement with GST effective as of May 6, 1997 (an "Employment Agreement"), which automatically extends for successive annual periods. Pursuant to such Employment Agreement, Mr. Palleschi will receive a base annual salary of $129,000 (as adjusted from time to time, as provided in such Employment Agreement) and a special bonus of $32,176 on June 6, 2000 and on June 6, 2001, provided that on such date GSCP or its affiliates control 50% or more of the voting power of the outstanding voting securities of Holdings and the Company and there has not occurred an initial public offering of Holdings Common Stock. In addition, he is entitled to receive certain perquisites and participate in a management incentive compensation plan, pursuant to which he may be awarded up to 100% of his base annual salary if certain performance objectives are achieved. Mr. Palleschi's Employment Agreement is terminable by the Company on 30 days' written notice (or immediately for cause). If Mr. Palleschi's employment is terminated by the Company for any reason other than for cause or by reason of his death or disability, or if his employment is terminated by him for Good Reason (as defined in the Employment Agreement) during the period of employment but prior to a Change in Control (as defined in the Employment Agreement), the Company shall pay to Mr. Palleschi (x) all compensation, benefits and perquisites accrued under his Employment Agreement through the effective date of his termination of employment, (y) a severance allowance equal to the sum of (1) one year's base salary at the rate being paid at the time of termination of Mr. Palleschi's employment, (2) two times the most recent fiscal year's incentive bonus compensation plan, and (3) a pro rata portion of the highest incentive bonus payable under the management incentive compensation plan in the three most recent fiscal years, and (z) the remaining installments of the special bonus payable only to the extent and at such times Mr. Palleschi would otherwise be entitled to the special bonus. Mr. Palleschi may terminate his employment under his Employment Agreement at any time during the period of employment upon 60 days' written notice to the Company, and, without regard to whether such termination occurs prior to a Change in Control, he shall be paid (1) all compensation, benefits and perquisites accrued under his Employment Agreement through the effective date of his termination of employment, plus (2) the remaining installments of the special bonus payable only to the extent and at such times as Mr. Palleschi would otherwise be entitled to such special bonus.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The authorized common stock of the Company as of March 15, 2000 consists of 1,000 shares of common stock, par value $.01 per share, of which 110 shares are issued and outstanding and all of which are owned by Holdings. The authorized Common Stock of Holdings as of March 15, 2000 consists of 7,000,000 shares of Common Stock, par value $.0005 per share, of which 4,237,580 shares are issued and outstanding.

     The following table sets forth information with respect to the beneficial ownership of Holdings Common Stock and options to purchase such stock as of March 15, 2000 by (i) each person who is known by the Company to beneficially own more than 5% of Holdings Common Stock, (ii) each director of the Company,
(iii) each named executive officer of the Company listed in the Summary Compensation Table above and (iv) by all directors and executive officers as a group. Except as otherwise indicated, beneficial ownership includes both voting and investment power with respect to the Holdings Common Stock shown.

                                                                     NUMBER OF SHARES
                                                                        UNDERLYING       PERCENTAGE OF
NAME OF BENEFICIAL OWNER                         NUMBER OF SHARES      OPTIONS (A)           CLASS
------------------------                         ----------------    ----------------    -------------
Greenwich II, LLC(b).........................       2,605,060                 --             59.1%
Greenwich I, LLC(b)..........................       1,397,400                 --             31.7%
Ned C. Jackson...............................              --                 --               --
Glen E. Cavanaugh............................          46,220             14,174              1.4%
Dan M. Dantzler..............................          37,740             31,528              1.6%
John A. Palleschi............................          48,880             55,692              2.4%
Richard J. Pearson...........................              --                 --               --
Joseph P. Winebarger.........................          58,740             20,328              1.8%
Edgar S. Woolard, Jr.(d).....................              --             10,783                *
Christopher P. Forester......................              --              5,484                *
Keith W. Abell (c)...........................              --                 --               --
Joseph J. Plumeri II.........................              --                 --               --
Barry Hamerling..............................              --                 --               --
All directors and officers as a group
  (13 persons) (b)(c)........................         191,580            137,989              7.5%

---------------

*   Indicates amount less than 1.0%

(a) The shares listed include shares of Holdings Common Stock that may be acquired upon exercise of presently exercisable options to acquire Holdings Common Stock, and all such options that will become exercisable within 60 days from the date on which such information is given.

(b) See the table that follows for information concerning the ownership of limited liability company interests of Greenwich I, LLC and Greenwich II, LLC.

(c) Does not include any of the 4,002,460 shares of Holdings Common Stock beneficially owned by Greenwich I, LLC and Greenwich II, LLC, which Mr. Abell may be deemed to beneficially own by virtue of his affiliation with GSCP. Mr. Abell disclaims any such beneficial ownership.

(d) Does not include up to a maximum of 444,938.93 shares of Holdings Common Stock that may be acquired by Mr. Woolard upon the exercise of warrants granted to him pursuant to the Warrant, dated March 14, 2000 (the "Warrant"), a vested portion of which warrants are exercisable only upon the occurrence of a Triggering Event (as defined in the Warrant), which may occur at any time. See Item 13, "Certain Relationships and Related Transactions," for a description of the terms of the Warrant.

     The following table sets forth the beneficial ownership of the limited liability company interests, as a percentage, of each of Greenwich I, LLC and Greenwich II, LLC, each of which is affiliated with GSCP, except for New Century Enterprises, Ltd.

NAME AND ADDRESS                                                PERCENT OF INTEREST
----------------                                                -------------------
GSCP(a)(b)..................................................           65.2%
TRV Employees Fund, L.P.(c)(b)..............................           15.9%
Greenwich Street Capital Offshore Fund, Ltd. (d)(b).........            4.0%
The Travelers Insurance Company (e)(b)......................            3.3%
The Travelers Life and Annuity Company (e)(b)...............            1.6%
New Century Enterprises, Ltd. (f)...........................           10.0%

(a) The address for this person is 388 Greenwich Street, 36th Fl., New York, N.Y. 10013. The general partner of this person is Greenwich Street Investments, L.P., the general partner of which is a wholly-owned subsidiary of Citigroup Inc. ("Citigroup").

(b) By virtue of the relationships set forth in notes (a), (c), (d) and (e), Citigroup may be deemed to share beneficial ownership of the securities held of record by this person and may be deemed to share power to vote, or to direct the voting of, and power to dispose of, or direct the disposition of, the securities held of record by such person.

(c) The address for this person is 388 Greenwich Street, 36th Fl., New York, N.Y. 10013. The general partner of this person is a wholly-owned subsidiary of Citigroup.

(d) The address for this person is c/o Rawlinson & Hunter, Woodbourne Hall, P.O. Box 3162, Road Town Tortola, British Virgin Islands. All the voting securities of this person are owned by the general partner of GSCP, whose managing general partner is a wholly-owned subsidiary of Citigroup.

(e) The address for this person is 1 Tower Square, Hartford, Connecticut 06183-2030. This person is an indirect wholly-owned subsidiary of Citigroup.

(f) Mr. Woolard has a 92.7% interest in New Century Enterprises, Ltd. The address of this person is 16952 Passage Island South, Jupiter, Florida 33477.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     GSCP is a private direct equity investment fund organized in 1994 to provide long-term capital for and make acquisitions in companies in a variety of industries. GSCP invests in management buyouts, leveraged acquisitions, international investment opportunities and minority investments. The general partner of GSCP is Greenwich Street Investments, L.P., the general partner of which is a wholly-owned subsidiary of Citigroup. Mr. Abell is a principal of GSCP and a director of Holdings and of the Company. See Item 10. "Directors an Executive Officers."

     The Company has engaged Greenwich Street Capital Partners, Inc. ("Greenwich"), to provide it with certain business, financial and managerial advisory services, including developing and implementing corporate and business strategy and providing other consulting and advisory services. In exchange for such services, the Company has agreed to pay Greenwich an aggregate annual fee of $1,715,000 ("Management Fee"), prepaid semi-annually, plus Greenwich's reasonable out-of-pocket costs and expenses. This engagement will be in effect until the earlier to occur of the fifth anniversary of the Acquisition Closing Date or the date on which GSCP no longer owns, directly or indirectly, any shares of the capital stock of G-II, and may be earlier terminated by Greenwich in its discretion. In October 1999, Greenwich agreed to defer collection of the Management Fee for periods when a certain financial ratio of the Company is below a threshold amount as required under the October 1999 Amendment to the Senior Secured Credit Facility. When the financial ratio is met, all current payments and payments in arrears are due.

     In addition, Holdings, the Company and their subsidiaries have agreed to indemnify Greenwich, GSCP, and their respective directors, officers, partners, employees, agents, representatives and control persons against certain liabilities arising under the federal securities laws, liabilities arising out of the performance of the consulting agreement and certain other claims and liabilities. The Company has indemnified Mr. Abell and certain other principals of GSCP for the costs associated with the settlement of certain litigation commenced against such parties by the Company's former CEO, as permitted by Delaware law and the By-Laws of the Company. The cost of settlement indemnified and the cost of the related legal fees incurred by the Company was $5.5 million.

     Mr. Woolard received a warrant from Holdings dated March 14, 2000 (the "Warrant"), which entitles him to purchase up to a maximum of 444,938.93 shares of Common Stock of Holdings upon the occurrence of a Triggering Event. The Warrant is immediately vested with respect to one-third of the underlying shares, and the remainder vests in 24 monthly installments beginning in April 1, 2001, subject to certain adjustments in the event of Mr. Woolard's death or removal as Chairman of the Board of Directors because of his disability, his resignation as Chairman of the Board of Directors, or his removal as Chairman of the Board of Directors for cause (as such term is defined in the Warrant). In the event that a Triggering Event occurs prior to any of these events, the Warrant becomes 100% vested. A Triggering Event occurs upon the (a) merger or consolidation of Holdings resulting in the holders of Holdings Common Stock ceasing to own more than 80% of Holdings Common Stock immediately after such merger or consolidation, (b) a sale of all or substantially all of the assets of Holdings, including a sale by Holdings of more than 80% of the Common Stock of the Company, or (c) a sale or transfer by G-I and/or G-II (other than transfers to a Permitted Assignee), together with sales and transfers by Permitted Assignees, of more than 50% of Holdings Common Stock. The Warrant entitles Woolard to purchase a number of shares of Holdings Common Stock determined by reference to a formula based on the Triggering Event valuation multiplied by the percentage of vested

Warrants. If the valuation is $550 million or less, the maximum number of shares of Holdings Common Stock that may be issued is 187,451.13; if the valuation is between $550 million and $700 million, the number of shares that may be issued will be a minimum of 187,452.75, and a maximum of 444,937.12; and in the event if the valuation is greater than $700 million, the maximum number of shares that may be issued is 444,938.93. The Triggering Event valuation is based upon a formula that takes into account prior distributions to Holdings' shareholders, the purchase price paid for the Holdings Common Stock in connection with the Triggering Event, and any debt of Holdings assumed by the purchaser. The number of shares issuable upon exercise of the Warrant is to be adjusted for dividends on the outstanding Common Stock payable in shares of Common Stock, stock splits or combinations, and mergers or consolidations of Holdings with or into another entity (other than a merger or consolidation which is a Triggering Event) entitling the holders of Common Stock to receive shares of stock and other securities or property receivable upon such consolidation or merger.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                PAGE
                                                                ----
(a) The following documents are filed as part of this
     report:
     1.    Financial Statements:
           Report of Independent Accountants................     37
           Consolidated Balance Sheets as of December 31,
         1999 and 1998......................................     38
           Consolidated Statements of Operations for the
         twelve months ended December 31, 1999, the
         nine-month period ended December 31, 1998 and the
         fiscal year ended March 31, 1998...................     39
           Consolidated Statements of Shareholders' Deficit
         for the twelve months ended December 31, 1999, the
         nine-month period ended December 31, 1998 and the
         fiscal year ended March 31, 1998...................     40
           Consolidated Statements of Cash Flows for the
         twelve months ended December 31, 1999, the
         nine-month period ended December 31, 1998 and the
         fiscal year ended March 31, 1998...................     41
           Notes to Consolidated Financial Statements.......     42
     2.    Financial Statement Schedules:
           The following supplemental schedule is filed as
         part of this report:
           Valuation and Qualifying Accounts................     66

        All other schedules are omitted because they are inapplicable, not required, or the information is in the consolidated financial statements or related notes.

     3.    Exhibits:

        The Exhibits are listed in the Exhibit Index required by Item 601 of the Regulation S-K at Item (c) below and included immediately following the Consolidated Financial Statements. The Exhibit Index is incorporated by reference.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter ended December 31, 1999.

(c) The Exhibit Index and required Exhibits are included following the Consolidated Financial Statements. The Company will furnish to any security holder, upon written request, any exhibit listed in the accompanying
     Exhibit Index upon payment by such security holder of the Company's reasonable expenses in furnishing any such exhibit.

(d) Not applicable.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT:

     The Company has not sent to its security holders an annual report covering the twelve months ended December 31, 1999 nor any proxy material relating to any annual or other meeting of security holders. The indentures governing the EVI Notes and Telex Notes require the Company to provide the holders of such notes with such annual reports and such information, documents and other reports as are specified in Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 30th day of March, 2000.

                                          TELEX COMMUNICATIONS, INC.

                                                  /s/ Ned C. Jackson
                                          By:
                                          --------------------------------------

                                                       Ned C. Jackson
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
             /s/ Ned C. Jackson                Chief Executive Officer and Director    March 30, 2000
---------------------------------------------
               Ned C. Jackson

           /s/ Richard J. Pearson              Vice President and Chief Financial      March 30, 2000
---------------------------------------------  Officer
             Richard J. Pearson

          /s/ Edgar S. Woolard, Jr.            Chairman of the Board and Director      March 30, 2000
---------------------------------------------
            Edgar S. Woolard, Jr.

         /s/ Christopher P. Forester           Director                                March 30, 2000
---------------------------------------------
           Christopher P. Forester

             /s/ Keith W. Abell                Director                                March 30, 2000
---------------------------------------------
               Keith W. Abell

          /s/ Joseph J. Plumeri II             Director                                March 30, 2000
---------------------------------------------
            Joseph J. Plumeri II

             /s/ Barry Hamerling               Director                                March 30, 2000
---------------------------------------------
               Barry Hamerling

                           TELEX COMMUNICATIONS, INC.

                                                                PAGE
                                                                ----
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Public Accountants....................      37
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................      38
Consolidated Statements of Operations for the twelve months
ended December 31, 1999, the nine-month period ended
December 31, 1998 and the fiscal year ended March 31,
1998........................................................      39
Consolidated Statements of Shareholders' Deficit for the
twelve months ended December 31, 1999, the nine-month period ended December 31, 1998 and the fiscal year ended March 31,
1998........................................................      40
Consolidated Statements of Cash Flows for the twelve months
ended December 31, 1999, the nine-month period ended
December 31, 1998 and the fiscal year ended March 31,
1998........................................................      41
Notes to Consolidated Financial Statements..................      42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Telex Communications, Inc.:

     We have audited the accompanying consolidated balance sheets of Telex Communications, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1999 and December 31, 1998, and the related consolidated statements of operations, shareholder's deficit and cash flows for the year ended December 31, 1999, the nine-month period ended December 31, 1998 and the year ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telex Communications, Inc. and Subsidiaries as of December 31, 1999 and 1998, the results of their operations and their cash flows for the year ended December 31, 1999, the nine-month period ended December 31, 1998 and the year ended March 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
March 3, 2000,
Except for Note 17, as to which the date is March 30, 2000

                  TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (In Thousands, Except Per Share Data)

                               As of December 31

                                                                  1999         1998
                                                                ---------    ---------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $   3,239    $   3,431
  Accounts receivable, net of allowance for doubtful
     accounts of $2,178 and $2,925..........................       59,438       53,926
  Inventories, net..........................................       66,573       67,758
  Other current assets......................................       14,665       10,822
                                                                ---------    ---------
     Total current assets...................................      143,915      135,937
PROPERTY, PLANT AND EQUIPMENT, net..........................       45,048       48,275
DEFERRED FINANCING COSTS, net...............................       10,476       11,586
INTANGIBLE ASSETS, net......................................       62,559       77,478
                                                                ---------    ---------
                                                                $ 261,998    $ 273,276
                                                                =========    =========
           LIABILITIES AND SHAREHOLDER'S DEFICIT
CURRENT LIABILITIES:
  Revolving lines of credit.................................    $  22,688    $   5,703
  Current maturities of long-term debt......................        8,982       10,811
  Accounts payable..........................................       20,817       20,920
  Accrued wages and benefits................................       10,708        9,156
  Accrued interest..........................................        5,898        6,416
  Other accrued liabilities.................................       16,750       14,158
  Income taxes payable......................................        8,935        5,200
                                                                ---------    ---------
     Total current liabilities..............................       94,778       72,364
LONG-TERM DEBT..............................................      312,207      321,189
OTHER LONG-TERM LIABILITIES.................................        9,470        9,810
                                                                ---------    ---------
     Total liabilities......................................      416,455      403,363
                                                                ---------    ---------
COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 3 and 12)
SHAREHOLDER'S DEFICIT:
  Common stock, $.01 par value, 1,000 shares authorized; 110
     shares issued and outstanding..........................           --           --
  Capital in excess of par..................................        3,139        2,980
  Accumulated deficit.......................................     (154,087)    (131,667)
  Accumulated other comprehensive loss......................       (3,509)      (1,400)
                                                                ---------    ---------
     Total shareholder's deficit............................     (154,457)    (130,087)
                                                                ---------    ---------
                                                                $ 261,998    $ 273,276
                                                                =========    =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                  TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In Thousands)

                                                                          NINE-MONTH
                                                          YEAR ENDED     PERIOD ENDED    YEAR ENDED
                                                         DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                             1999            1998           1998
                                                         ------------    ------------    ----------
NET SALES............................................      $343,659        $246,342       $332,964
COST OF SALES........................................       219,399         157,266        205,624
                                                           --------        --------       --------
     Gross profit....................................       124,260          89,076        127,340
                                                           --------        --------       --------
OPERATING EXPENSES:
  Engineering........................................        14,872          11,214         17,278
  Selling, general and administrative................        86,165          53,678         81,695
  Corporate charges..................................         1,716           1,287          2,203
  Amortization of goodwill and other intangibles.....        11,972           2,118          5,438
  Restructuring charges..............................        (2,124)             --          6,232
                                                           --------        --------       --------
                                                            112,601          68,297        112,846
                                                           --------        --------       --------
OPERATING PROFIT.....................................        11,659          20,779         14,494
INTEREST EXPENSE.....................................        36,689          27,328         37,938
RECAPITALIZATION EXPENSE.............................            --              --          6,710
OTHER (INCOME) EXPENSE...............................        (6,674)         (2,719)            43
                                                           --------        --------       --------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM......       (18,356)         (3,830)       (30,197)
PROVISION FOR INCOME TAXES...........................         4,064           1,222            103
                                                           --------        --------       --------
LOSS BEFORE EXTRAORDINARY ITEM.......................       (22,420)         (5,052)       (30,300)
EXTRAORDINARY LOSS FROM EARLY
RETIREMENT OF DEBT...................................            --              --         20,579
     Net loss........................................      $(22,420)       $ (5,052)      $(50,879)
                                                           ========        ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
                       (In Thousands, Except Share Data)

                                                                                           ACCUMULATED
                                    COMMON STOCK                                              OTHER
                                   ---------------   CAPITAL IN EXCESS OF   ACCUMULATED   COMPREHENSIVE   SHAREHOLDER'S
                                   SHARES   AMOUNT           PAR              DEFICIT         LOSS           DEFICIT
                                   ------   ------   --------------------   -----------   -------------   -------------
BALANCE, March 31, 1997..........   110      $ --         $  57,600          $  (1,737)      $  (804)       $  55,059
  Equity from Merger (Note 2)....    --        --            20,001            (13,156)                         6,845
  Equity contribution............    --        --           108,353                 --            --          108,353
  Change in terms of
     Rollover Options............    --        --             7,410               (309)           --            7,101
  Repurchase of common stock and
     outstanding options.........    --        --          (193,364)           (60,534)           --         (253,898)
  Vesting of new options.........    --        --             3,156                 --            --            3,156
  Net loss.......................    --        --                --            (50,879)           --
  Other comprehensive loss, net
     of tax-
     Foreign currency translation
       adjustments...............    --        --                --                 --        (1,493)
     Minimum pension liability
       adjustment................    --        --                --                 --           (92)
  Comprehensive net loss.........    --        --                --                 --                        (52,464)
                                    ---      ----         ---------          ---------       -------        ---------
BALANCE, March 31, 1998..........   110        --             3,156           (126,615)       (2,389)        (125,848)
  Vesting of new options.........    --        --              (176)                --            --             (176)
  Net loss.......................    --        --                --             (5,052)           --
  Other comprehensive loss, net
     of tax-
     Foreign currency translation
       adjustments...............    --        --                --                 --         1,120
     Minimum pension liability
       adjustment................    --        --                --                 --          (131)
  Comprehensive net loss.........    --        --                --                 --            --           (4,063)
                                    ---      ----         ---------          ---------       -------        ---------
BALANCE, December 31, 1998.......   110        --             2,980           (131,667)       (1,400)        (130,087)
  Vesting of new options.........    --        --               159                 --            --              159
  Net loss.......................    --        --                --            (22,420)           --
  Other comprehensive loss, net
     of tax-
     Foreign currency translation
       adjustments...............    --        --                --                 --        (2,308)
     Minimum pension liability
       adjustment................    --        --                --                 --           199
  Comprehensive net loss.........    --        --                --                 --            --          (24,529)
                                    ---      ----         ---------          ---------       -------        ---------
BALANCE, December 31, 1999.......   110      $ --         $   3,139          $(154,087)      $(3,509)       $(154,457)
                                    ===      ====         =========          =========       =======        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                    YEAR         NINE-MONTH       YEAR
                                                                   ENDED        PERIOD ENDED      ENDED
                                                                DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                                    1999            1998          1998
                                                                ------------    ------------    ---------
OPERATING ACTIVITIES:
  Net loss..................................................      $(22,420)       $(5,052)      $(50,879)
  Adjustments to reconcile net loss to cash flows from
    operations-
    Depreciation............................................        10,048          6,784          8,585
    Amortization of intangibles and deferred financing
      costs.................................................        14,012          2,619          7,087
    Provision for bad debts.................................           858            382            980
    (Gain) loss on sale of business.........................           360           (946)            --
    Write-off of deferred financing costs...................            --             --          1,674
    Recapitalization costs incurred.........................            --             --          6,710
    Restructuring and special charges.......................        (2,124)            --          6,232
    Extraordinary loss on early retirement of debt..........            --             --         20,579
    Stock option compensation expense.......................           159           (176)        10,566
    Deferred income taxes...................................          (128)           794          5,609
    Change in operating assets and liabilities:
      Income taxes..........................................         4,232          7,442         (5,621)
      Accounts receivable...................................        (7,169)         9,694          4,769
      Inventories...........................................             4         12,383         (5,832)
      Other current assets..................................        (8,827)           742          2,260
      Accounts payable and accrued liabilities..............         6,389        (11,606)         1,572
      Other long-term liabilities...........................           552           (637)        (1,502)
                                                                  --------        -------       --------
        Net cash provided by (used in) operating
          activities........................................        (4,054)        22,423         12,789
                                                                  --------        -------       --------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment, net...........        (8,441)        (5,060)        (8,096)
  Proceeds from sale of business............................         6,905          1,990             --
  Other.....................................................            --           (381)          (372)
                                                                  --------        -------       --------
        Net cash used in investing activities...............        (1,536)        (3,451)        (8,468)
                                                                  --------        -------       --------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................            --             --        240,000
  Borrowings (repayments) under revolving lines of credit,
    net.....................................................        17,137         (9,964)        14,414
  Repayment of long-term debt and payment of fees...........       (10,811)        (6,125)      (134,968)
  Proceeds from equity contribution.........................            --             --        108,353
  Cash balance of Old Telex at date of Merger...............            --             --         34,753
  Repurchase of common stock and outstanding options........            --             --       (253,898)
  Payments for deferred financing costs.....................          (885)          (784)       (12,312)
  Recapitalization costs incurred...........................            --             --         (6,710)
  Other.....................................................            --             --           (309)
                                                                  --------        -------       --------
        Net cash provided by (used in) financing
          activities........................................         5,441        (16,873)       (10,677)
                                                                  --------        -------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................           (43)          (892)        (1,686)
                                                                  --------        -------       --------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease)...................................          (192)         1,207         (8,042)
  Beginning of period.......................................         3,431          2,224         10,266
                                                                  --------        -------       --------
  End of period.............................................      $  3,239        $ 3,431       $  2,224
                                                                  ========        =======       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for-
    Interest................................................      $ 35,710        $27,896       $ 26,167
                                                                  ========        =======       ========
    Income taxes, net.......................................      $    511        $(7,017)      $    866
                                                                  ========        =======       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS

     Telex Communications, Inc., ("Telex" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Telex Communications Group, Inc. ("Holdings"). As used in these consolidated financial statements, unless otherwise indicated or the context otherwise requires, references to (i) "Holdings" shall mean Telex Communications Group, Inc., a Delaware corporation and the corporate parent of the Company; (ii) "Old Telex" shall refer to the Delaware corporation formerly named Telex Communications, Inc., a wholly owned subsidiary of Holdings, and its subsidiaries with respect to periods prior to the Merger (as defined in Note 2); (iii) the "Company" shall mean Telex Communications, Inc., a Delaware corporation formerly named EV International, Inc. (EVI) and successor by merger to Old Telex, and its subsidiaries and includes, as the context may require, predecessor and successor companies; (iv) "Old EVI" shall mean EV International, Inc. and its subsidiaries with respect to periods prior to the Merger and includes any predecessor companies; and (v) "EV Holdings" shall refer to EVI Audio Holding, Inc., the direct parent company of EVI prior to the Merger.

     The Company, formed as a result of the February 2, 1998 merger of Old Telex and Old EVI, is a leader in the design, manufacture and marketing of sophisticated audio, wireless and multimedia communications equipment to commercial, professional and industrial customers. The Company provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets and, to a lesser extent, in the retail consumer electronic market. The Company offers a comprehensive range of products worldwide for professional audio systems as well as for multimedia and other communications product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, tape duplication products, talking book players, wireless LAN and satellite-based mobile phone antennas, personal computer speech recognition and speech dictation microphone systems, and hearing aids and wireless assistive listening devices. Its products are used in airports, theaters, sports arenas, concert halls, cinemas, stadiums, convention centers, television and radio broadcast studios, houses of worship and other venues where music or speech is amplified or transmitted, and by professional entertainers, television and radio on-air talent, presenters, airline pilots and the hearing impaired in order to facilitate speech or communications.

     The Company has incurred substantial indebtedness in connection with a series of leveraged transactions (see Note 2). As a result, debt service obligations represent significant liquidity requirements for the Company. The Company intends to improve operations and liquidate nonproductive assets in part to meet the liquidity needs of the debt service and to satisfy the requirements of the debt covenants. The Company's 2000 operating plan includes strategies to significantly improve operating results by reducing purchased material costs through more effective supply chain management, increasing selling prices on selective products, managing other operating costs to planned levels, reducing inventory through the use of consigned inventory from certain vendors and by consolidating overseas warehouses, and improving the accounts receivable collection experience. In the event the Company is unable to achieve the necessary operating improvements, it could be in default under the terms of its Senior Secured Credit Facility, the EVI Notes and the Telex Notes. In the event the operating improvements are not realized, management would consider other strategic alternatives, including the renegotiation of the debt covenants, and the sale of certain operating assets and certain product lines. There can be no assurance that the Company will be successful in achieving the planned operating improvements or executing alternative strategies on terms acceptable to the Company, or that the Company will be able to renegotiate the debt covenants. Additionally, the Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. While the Company believes that the cash flow enhancements described above, together with the Company's Revolving Credit Facility and cash from operations, will be adequate to meet its debt service and principal payment requirements, capital expenditure needs, and working capital requirements in 2000, no assurance can be given in this regard.

PRINCIPLES OF CONSOLIDATION

     The Company's financial statements are prepared on a consolidated basis in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

SEGMENT REPORTING

     Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 14, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company adopted SFAS No. 131 in the nine-month period ended December 31, 1998.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates.

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

Buildings and improvements...........................    5-31 years
Machinery and equipment..............................    1.5-12 years

     Beginning in the fiscal year ended March 31, 1998 (Fiscal 1998), the Company capitalized certain software implementation costs in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Prior to Fiscal 1998, such costs were not significant. Direct internal and all external implementation costs and purchased software have been capitalized and depreciated using the straight-line method over the estimated useful lives, ranging from two to five years. As of December 31, 1999, software implementation costs of $8.8 million have been capitalized and are included in equipment and construction in progress. The Company expenses reengineering costs as incurred.

DEFERRED FINANCING COSTS

     Deferred financing costs represent costs incurred to issue the EVI 11% Senior Subordinated Notes, the Telex 10.5% Senior Subordinated Notes (together, the "Senior Subordinated Notes"), the Senior Secured Credit Facility and the amendments to the Senior Secured Credit Facility (see Note 7) and are being amortized over the terms of the related debt.

INTANGIBLE ASSETS

     Intangible assets are amortized on a straight-line basis over their estimated useful lives, as follows:

Patents and engineering drawings.....................    5-10 years
Dealer and distributor lists.........................    15 years
Goodwill.............................................    40 years
Other intangibles....................................    3-5 years

LONG-LIVED ASSETS

     The Company follows the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets, as determined by discounting the future cash flows at a market rate of interest, to their carrying amount.

REVENUE RECOGNITION

     Revenue from product sales is recognized at the time of shipment. Revenue from the sale of hearing instrument extended warranty contracts is recognized ratably over the lives of the contracts.

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

ADVERTISING COSTS

     Advertising costs are expensed when incurred. Advertising costs for the year ended December 31, 1999, the nine-month period ended December 31, 1998 and the year ended March 31, 1998 were $7.3 million, $5.3 million and $8.9 million, respectively.

INCOME TAXES

     The Company accounts for income taxes utilizing the liability method of accounting. Deferred income taxes are primarily recorded to reflect the tax consequences of differences between the tax and the financial reporting bases of assets and liabilities. The Company's tax provision is calculated on a separate company basis, and the Company's taxable income is included in the consolidated federal income tax return of Holdings.

FOREIGN CURRENCY

     Foreign subsidiaries' operations accounts are translated at the average exchange rates in effect during the period, while assets and liabilities are translated at the rates of exchange at the balance sheet date. The resulting balance sheet translation adjustments are charged or credited directly to shareholder's deficit. Foreign exchange transaction gains and losses realized during the year ended December 31, 1999, the nine-month period ended December 31, 1998 and the year ended March 31, 1998, and those attributable to exchange rate movements on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other (income) expense.

CONCENTRATIONS, RISKS AND UNCERTAINTIES

     The Company is highly leveraged. The Company's high degree of leverage could have important consequences, including but not limited to the following:
(i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; and (iii) the Company's flexibility to adjust to changing market conditions and the ability to withstand competitive pressures could be limited, and the Company may be more vulnerable to a downturn in general economic conditions or its business, or may be unable to carry out capital spending that is important to its growth strategy.

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

     The Company has substantial assets located outside of the United States, and a substantial portion of the Company's sales and earnings are attributable to operations conducted abroad and to export sales, predominantly in Western Europe and Asia Pacific. The Company's international operations subject the Company to certain risks, including increased exposure to currency exchange rate fluctuations. The Company intends to hedge a portion of its foreign currency exposure by incurring liabilities, including bank debt, denominated in the local currencies of those countries where its subsidiaries are located, and plans to develop systems to manage and control its currency risk exposure. The Company's international operations also subject it to certain other risks, including adverse political or economic developments in the foreign countries in which it conducts business, foreign governmental regulation, dividend restrictions, tariffs and potential adverse tax consequences, including payment of taxes in jurisdictions that have higher tax rates than the United States.

     From time to time, the Company enters into forward exchange contracts primarily to hedge intercompany balances attributed to intercompany sales. It does not engage in currency speculation. The Company's foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the inventory purchase commitments. These foreign exchange contracts typically have maturity dates which do not exceed one year and require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. As of December 31, 1999, the Company had $9.0 million of outstanding foreign currency forward exchange contracts, with an average maturity of 66 days.

     The Company offers a range of audio products to a diverse customer base throughout the world. Terms typically require payment within a short period of time; however, the Company periodically offers extended payment terms to certain qualified customers. As of December 31, 1999, the Company believes it has no significant customer or geographic concentration of accounts receivable that could expose the Company to an adverse, near-term severe financial impact.

NEW ACCOUNTING STANDARDS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as revised by SFAS No. 137, must be adopted by Telex no later than January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not quantified the impact of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

2.   TRANSACTIONS:

ACQUISITION

     On February 10, 1997 (the "Acquisition Closing Date"), pursuant to a purchase agreement dated December 12, 1996 (the "Purchase Agreement"), an acquisition subsidiary wholly owned by Greenwich

Street Capital Partners, L.P. ("GSCP") and certain affiliated investors acquired from Mark IV Industries, Inc. ("Mark IV") and one of its subsidiaries all of the issued and outstanding capital stock of Gulton Industries, Inc. ("Gulton"), the former parent of Old EVI, and each of its subsidiaries for an initial cash purchase price of $151.5 million, plus $4.9 million in estimated adjustments paid on the closing date, with this aggregate amount subject to further postclosing adjustments as described herein. The acquisition subsidiary subsequently merged with and into the parent of Old EVI, and the parent then merged with and into Old EVI, with Old EVI ultimately surviving (the "Acquisition"). Prior to the Acquisition Closing Date, (i) EVI Audio LLC, a subsidiary wholly owned by GSCP and certain affiliated investors, purchased all of the issued and outstanding shares of common stock and pay-in-kind preferred stock of EV Holdings for an aggregate amount of $57.6 million and (ii) EV Holdings, a Delaware corporation organized by GSCP to hold all of the issued and outstanding stock of EVI, contributed $57.6 million to the Company.

     Financing for the Acquisition and the related fees and expenses consisted of (i) $57.6 million of equity capital provided by GSCP and certain affiliated investors, (ii) a $60.0 million senior credit facility (consisting of a term loan and a revolving credit facility), and (iii) a $75.0 million senior subordinated credit facility issued as interim financing by Chase Securities Inc. and Smith Barney Inc., the initial purchasers of the EVI Existing Notes (as defined herein), and certain other lenders. Of these amounts, $156.4 million was used for the purchase price for the Acquisition and $10.4 million was used for financing and transaction fees and expenses. Under the Purchase Agreement, the purchase price was subject to adjustment on the basis of (i) the audited working capital and audited cash flow of the Company as of and for the ten-month period ended December 31, 1996, and (ii) the net intercompany transfers of cash between Mark IV and its affiliates (other than the Company and its subsidiaries), on the one hand, and the Company and its subsidiaries, on the other hand, during the period between December 31, 1996 and the Acquisition Closing Date. Based on these provisions, Mark IV has requested a purchase price increase of approximately $138,000, which the Company is currently disputing pursuant to the applicable provisions of the Purchase Agreement.

     On March 24, 1997, Old EVI issued 11% Senior Subordinated Notes due in 2007, in an aggregate principal amount of $100 million (the "EVI Existing Notes"), all of which were subsequently exchanged in September 1997 for a like principal amount of new 11% Senior Subordinated notes due in 2007, Series A (together with the EVI Existing Notes, the "EVI Notes"), in an offering registered under the Securities Act of 1933, as amended (the "Securities Act"). The proceeds from the EVI Notes were used to repay the $75.0 million of indebtedness under the interim financing in its entirety and a portion of EVI's term loan. The foregoing transactions, including the issuance of the EVI Notes, are referred to herein as the "Acquisition Transactions." The Acquisition was accounted for using the purchase method of accounting, which established a new basis of accounting pursuant to which the purchase price was allocated among the acquired assets and liabilities in accordance with estimates of fair market value on February 10, 1997.

     In connection with the Acquisition, Mark IV and the Company entered into a transition services agreement pursuant to which Mark IV agreed to provide certain services, including accounting, tax planning, foreign currency hedging, cash management and administering certain pension plan assets pending their transfer to the Company, for a period not to exceed 12 months following the Acquisition Closing Date. In Fiscal 1998, the Company paid an aggregate of approximately $41,000 in fees for services provided pursuant to such transition services agreement, which terminated on January 31, 1998. In addition, Mark IV and the Company entered into a sublease agreement with respect to certain premises located in Austin, Texas, and a nonexclusive, royalty-free license to use certain names which incorporate the "Mark IV" name, including related tooling and sales and marketing materials, and to sell products incorporating such names for periods ranging from 18 to 36 months after the Acquisition Closing Date.

RECAPITALIZATION

     On May 6, 1997 (the "Recapitalization Closing Date"), Old Telex completed a recapitalization (the "Recapitalization") pursuant to an agreement (the "Recapitalization Agreement") among Old Telex, Greenwich II, LLC ("G-II"), a Delaware limited liability company formed by GSCP and certain other investors, and GST Acquisition Corp. ("GST"), a Delaware corporation and a wholly owned subsidiary of G-II. In connection with the Recapitalization, all of the shares of common stock of Holdings ("Holdings Common Stock") and all options and warrants to acquire Holdings Common Stock (other than certain shares of Holdings Common Stock and certain options to acquire Holdings Common Stock owned by certain members of management of Old Telex) were converted into the right to receive an aggregate amount of cash (the "Recapitalization Consideration") equal to approximately $253.9 million. In addition, in connection with the Recapitalization Agreement, certain shares of Holdings Common Stock held by management of Old Telex

(the "Rollover Shares") and certain options to acquire additional shares of Holdings Common Stock (the "Rollover Options"), with an aggregate value of approximately $21.2 million (which represented approximately 14% of the equity of Holdings on a nondiluted basis and approximately 20% on a diluted basis), were retained by such managers. In connection with the Recapitalization, Old Telex completed (i) a tender offer (the "Tender Offer") to repurchase all of Old Telex's then outstanding 12% Senior Notes due in 2004, in aggregate principal amount of $100.0 million, for $118.3 million (including premium and consent fees along with accrued interest), and (ii) a solicitation of consents with respect to certain amendments to the indenture pursuant to which such notes were issued. The Recapitalization, the financing thereof (including the issuance by Old Telex of 10.5% Senior Subordinated Notes due in 2007 (the "Existing Telex Notes") to Chase Securities, Inc., Morgan Stanley & Co. Incorporated and Smith Barney, Inc.), the Tender Offer and the payment of the related fees and expenses are herein referred to as the "Recapitalization Transaction."

     Costs associated with terminating Old Telex's 12% Senior Notes, including write-off of deferred financing costs of $2.5 million, bond premium fees of $13.6 million, bond tender fees of $0.5 million and consent fees of $1.0 million, are included in extraordinary loss from early retirement of debt in the consolidated statements of operations.

     The Recapitalization was financed by (i) $108.4 million of new equity provided by GSCP and certain other co-investors; (ii) the Rollover Shares and Rollover Options valued at $21.2 million; (iii) a $140.0 million senior secured credit facility (the "Senior Secured Credit Facility") with The Chase Manhattan Bank, Morgan Stanley Senior Funding, Inc. and certain other lenders consisting of (a) a $115.0 million term loan facility (the "Term Loan Facility"), and (b) a $25.0 million revolving credit facility (the "Revolving Credit Facility"); (iv) $125.0 million of Existing Telex Notes; and (v) $36.5 million of available cash of Old Telex. Of the $108.4 million of new equity contributed by GSCP and certain other co-investors, $25.2 million consisted of proceeds from the issuance by GST (a predecessor of Holdings) of Deferred Pay Subordinated Debentures due in 2009 (the "GST Subordinated Debentures").

     Pursuant to the Recapitalization, the historical basis of all assets and liabilities was retained for financial reporting purposes, and the repurchases of existing Holdings Common Stock and issuance of new Holdings Common Stock have been accounted for as equity transactions.

     In October 1997, Old Telex completed an exchange offer of a $125 million aggregate principal amount of new 10.5% Senior Subordinated Notes due in 2007, Series A (the "New Telex Notes"), which were registered under the Securities Act, for a like principal amount of the Existing Telex Notes (together with the New Telex Notes, the "Telex Notes"). All of the Existing Telex Notes were tendered and accepted for exchange.

THE MERGER

     On February 2, 1998, Old EVI merged with Old Telex, a wholly owned subsidiary of Holdings and an affiliate of GSCP, with Old EVI surviving (the "Merger"). In the Merger, Old EVI changed its corporate name to "Telex Communications, Inc." The Merger was effected pursuant to an agreement and plan of merger dated January 29, 1998, under which Greenwich I LLC ("G-I"), a subsidiary wholly owned by GSCP and certain affiliated investors, exchanged all of the issued and outstanding common and preferred stock of EVI Holdings, the former parent of Old EVI, for 1,397,400 shares of Holdings' Common Stock, and 13,000 shares of Holdings' Series A pay-in-kind preferred stock, respectively, and EVI Holdings was merged with and into Holdings, with Holdings continuing as the surviving corporation. The Merger has been accounted for essentially as a pooling of interests from May 6, 1997, the date on which Old EVI and Old Telex came under common control, and the consolidated financial statements of the Company for Fiscal 1998 include the results of Old Telex from May 6, 1997. Immediately prior to the Merger, approximately $12.7 million of indebtedness outstanding under Old EVI's senior credit facility was paid in full and Old EVI's senior credit facility was terminated. Such indebtedness, together with $0.4 million of certain fees and expenses associated with the Merger, was repaid by utilizing free cash at closing from Old EVI of $3.8 million and by borrowings under the Company's Revolving Credit Facility of approximately $9.3 million. Total fees and expenses incurred as a result of the Merger were $1.7 million, including the $0.4 million paid at closing. The EVI Notes remain outstanding following the Merger.

     As a result of the Merger, deferred financing costs of $2.9 million associated with Old EVI's senior credit facility were written off and are included in extraordinary loss from early retirement of debt in the consolidated statements of operations.

PRO FORMA RESULTS OF TRANSACTIONS (UNAUDITED)

     Pro forma information is presented below for the year ended March 31, 1998, as if the Acquisition of Old EVI, the offering by Old EVI of the EVI Notes, the Recapitalization of Old Telex (including the offering by Old Telex of the Telex Notes) and the Merger of Old Telex with and into Old EVI had occurred at the beginning of Fiscal 1998. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which occurred, nor are they indicative of future results of operations for the year ended March 31, 1998 as adjusted (in thousands):

Net sales...............................................    $345,775
Operating income(a).....................................      24,088
Net loss(a).............................................     (14,145)

---------------

(a) Included in the year ended March 31, 1998 operating income and net loss, as presented, are noncash compensation charges for stock options associated with the Recapitalization, nonrecurring charges for management cash bonuses, restructuring charges and a noncash impairment loss described in Note 6.

DISPOSITIONS

     During the year ended December 31, 1999, the Company sold the VEGA business and facility for approximately $3.2 million, of which $2.8 million in cash was received at the closing on October 15, 1999, and the remaining $0.4 million, held in escrow subject to closing balance sheet adjustments and other customary conditions, is to be received in installments extending to March 31, 2001 as conditions are satisfied. The Company recognized a loss of $1.1 million associated with this transaction. The Company also recorded a gain of $0.8 million on cash proceeds of approximately $4.1 million related to the sales of certain vacated facilities and certain product lines. In the nine-month period ended December 31, 1998, the Company sold the Gauss business and facility for $2.0 million on which it recognized a gain of $0.9 million.

3.   RESTRUCTURING CHARGES:

     During the year ended March 31, 1998, the Company recorded a restructuring charge of $6.2 million attributable to the Merger-related consolidation of certain product lines, and the consolidation of certain of its worldwide manufacturing, engineering, distribution, marketing, service and administrative operations to reduce costs, to better utilize the available manufacturing and operating capacity and to enhance competitiveness. The consolidation will include the closure of some facilities and will also include the transfer of a portion of the work from certain facilities to the Company's remaining locations. The Company expects to complete substantially all of the restructuring of the operations, and the sale and disposal of the owned facilities and equipment related to those operations in 2000.

     As of December 31, 1999, the Company has charged to the restructuring reserve $4.0 million, consisting of $1.6 million of cash expenditures and $2.4 million of noncash charges. The Company reversed $2.1 million of the reserve in 1999, retaining approximately $0.1 million related to future estimated costs to be incurred for environmental and employee-related transactions.

4.   INVENTORIES:

     Inventories consist of the following as of December 31 (in thousands):

                                                                 1999       1998
                                                                -------    -------
Raw materials...............................................    $31,848    $32,667
Work in progress............................................      9,852     10,690
Finished goods..............................................     24,873     24,401
                                                                -------    -------
                                                                $66,573    $67,758
                                                                =======    =======

5.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following as of December 31 (in thousands):

                                                                  1999        1998
                                                                --------    --------
Land........................................................    $  2,193    $  2,841
Buildings and improvements..................................      23,053      23,777
Machinery and equipment.....................................      92,894      88,570
Construction in progress....................................         343       1,821
                                                                --------    --------
                                                                 118,483     117,009
Less- Accumulated depreciation..............................     (73,435)    (68,734)
                                                                --------    --------
                                                                $ 45,048    $ 48,275
                                                                ========    ========

6.   INTANGIBLE ASSETS:

     In the year ended December 31, 1999, the Company determined that the estimated future undiscounted cash flows for certain product lines were below the carrying value of related long-lived intangible assets primarily due to changes in related product technologies. In addition, goodwill associated with discontinued products was written off, and goodwill associated with the sale of certain product lines was charged against the proceeds (included in other income) from the sale. Accordingly, in 1999 the Company recorded a $6.3 million charge attributed to the impairment of long-lived intangible assets, a $4.9 million charge for a goodwill write-off (of which $2.0 million was charged against the proceeds from the sale of product lines), and a $0.5 million charge for write-off of fixed assets attributed to the discontinued products.

     In the fiscal year ended March 31, 1998, the Company recognized a noncash impairment loss of $2.2 million against operating income for certain intangible assets, including dealer and distributor lists, patents and engineering drawings, and goodwill as a result of changed business conditions for certain product lines.

     Intangible assets consist of the following as of December 31 (in thousands):

                                                                 1999       1998
                                                                -------    -------
Goodwill....................................................    $77,009    $83,300
Dealer and distributor lists................................      5,626      5,626
Patents and engineering drawings............................      5,888      5,888
Other intangibles...........................................      3,681      3,540
                                                                -------    -------
                                                                 92,204     98,354
Less- Accumulated amortization..............................    (29,645)   (20,876)
                                                                -------    -------
                                                                $62,559    $77,478
                                                                =======    =======

7.   DEBT:

REVOLVING LINES OF CREDIT

     In May 1997, the Company entered into the Revolving Credit Facility (the "Facility"), as part of the Senior Secured Credit Facility. Under the Facility, the Company may borrow up to $25.0 million, subject to a borrowing base calculation. Interest on outstanding borrowings is calculated, at the Company's option, using the bank's prime rate or LIBOR plus specified margins. The revolving line of credit expires November 6, 2002. The Facility requires an annual commitment fee of 0.5% of the unused portion of the commitment. Borrowings are secured by accounts receivable and inventories. The Company had borrowings of $19.5 million and letters of credit outstanding in the amount of $3.6 million as of December 31, 1999, reducing the availability under the Facility to $1.9 million.

     Certain foreign subsidiaries of the Company have entered into agreements with banks to provide for local working capital needs. Under these agreements, the Company may make aggregate borrowings of up to $6.0 million. At December 31, 1999, the Company had borrowings of $3.2 million under these facilities, reducing the amount available to $2.8 million. The rates of interest in effect on these facilities as of December 31, 1999, ranged from 1.9% to 9.0%, and are generally subject to change based upon prevailing local prime rates. In certain instances, the facilities are secured by a lien on foreign real estate property, leaseholds or accounts receivable and inventories, or guaranteed by another subsidiary of the Company.

LONG-TERM DEBT

     Long-term debt consists of the following as of December 31 (in thousands):

                                                                  1999        1998
                                                                --------    --------
Senior Subordinated Notes, due May 1, 2007, bearing interest
  of 10.5% payable semiannually, unsecured..................    $125,000    $125,000
Senior Subordinated Notes, due March 15, 2007, bearing
  interest of 11% payable semiannually, unsecured...........     100,000     100,000
Senior Secured Credit Facility (Term Loan Facility):
  Term Loan A, due in quarterly installments through
     November 6, 2002, bearing interest at LIBOR plus 3.25%
     (9.72% at December 31, 1999) payable semiannually,
     secured by substantially all assets of the Company.....      34,500      42,500
  Term Loan B, due in quarterly installments through
     November 6, 2004, bearing interest at LIBOR plus 3.75%
     (10.22% at December 31, 1999) payable semiannually,
     secured by substantially all assets of the Company.....      61,689      64,500
                                                                --------    --------
                                                                 321,189     332,000
Less- Current portion.......................................      (8,982)    (10,811)
                                                                --------    --------
                                                                $312,207    $321,189
                                                                ========    ========

     The Senior Subordinated Notes and the Senior Secured Credit Facility contain certain financial and nonfinancial restrictive covenants, including limitations on additional indebtedness, payment of dividends, certain investments, sale of assets, and consolidations, mergers and transfers of all or substantially all of the Company's assets and capital expenditures, subject to certain qualifications and exceptions. Certain financial covenants related to the Senior Secured Credit Facility were renegotiated in October 1999. The Company was in compliance with all covenants related to the Senior Subordinated Notes and the Senior Secured Credit Facility at December 31, 1999.

     The Company intends to improve operations and liquidate nonproductive assets in part to meet the liquidity needs of the debt service and to satisfy the requirements of the debt covenants. The Company's year 2000 operating plan includes strategies to significantly improve operating results by reducing purchased material costs through more effective supply chain management, increasing selling prices on selective products, managing other operating costs to planned levels, reducing inventory through the use of consigned inventory from certain vendors and by consolidating overseas warehouses, and improving the accounts receivable collection experience. In the event the Company is unable to achieve the necessary operating improvements, it could be in default under the terms of its Senior Secured Credit Facility and the Senior Subordinated Notes. In the event the operating improvements are not realized, management would consider other strategic alternatives, including the renegotiation of the debt covenants, and the sale of certain operating assets and certain product lines. There can be no assurance that the Company will be successful in achieving the planned operating improvements or executing alternative strategies on terms acceptable to the Company, or that the Company will be able to renegotiate the debt covenants. Additionally, the Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial business and other factors, many of which are beyond the Company's control. While the Company believes that the cash flow enhancements described above, together with the Company's Revolving Credit Facility and cash from operations, will be adequate to meet its debt service and principal payment requirements, capital expenditure needs, and working capital requirements in year 2000, no assurance can be given in this regard.

     Aggregate annual maturities of long-term debt are as follows for the years ended December 31 (in thousands):

2000....................................................    $  8,982
2001....................................................      11,482
2002....................................................      15,482
2003....................................................      24,097
2004....................................................      36,146
Thereafter..............................................     225,000
                                                            --------
                                                            $321,189
                                                            ========

8.   INCOME TAXES:

     Significant components of the provision for income taxes attributable to income (loss), including the extraordinary item, are as follows (in thousands):

                                                                          NINE-MONTH
                                                          YEAR ENDED     PERIOD ENDED    YEAR ENDED
                                                         DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                             1999            1998           1998
                                                         ------------    ------------    ----------
Current:
  Federal............................................       $2,000          $   37        $(5,709)
  State..............................................          116             125             --
  Foreign............................................        2,076             266            203
                                                            ------          ------        -------
                                                             4,192             428         (5,506)
Deferred.............................................         (128)            794          5,609
                                                            ------          ------        -------
                                                            $4,064          $1,222        $   103
                                                            ======          ======        =======

     A reconciliation of the income taxes computed at the federal statutory rate to the Company's income tax provision including the extraordinary item is as follows (in thousands):

                                                                          NINE-MONTH
                                                          YEAR ENDED     PERIOD ENDED    YEAR ENDED
                                                         DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                             1999            1998           1998
                                                         ------------    ------------    ----------
Federal benefit at statutory rate....................      $(6,244)        $(1,341)       $(17,262)
State benefit, net of federal tax....................         (629)             27          (1,668)
Amortization and write-off of goodwill...............        2,271             200           1,450
Change in deferred tax asset valuation allowance and
  other income tax accruals..........................        5,022           2,597          15,739
Recapitalization costs...............................           --              --           2,522
Foreign tax rate differences.........................        1,843            (171)           (741)
Other................................................        1,801             (90)             63
                                                           -------         -------        --------
                                                           $ 4,064         $ 1,222        $    103
                                                           =======         =======        ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows for the years ended December 31 (in thousands):

                                                                  1999        1998
                                                                --------    --------
Deferred tax liabilities:
  Tax over book depreciation................................    $  6,245    $  6,876
                                                                --------    --------
Deferred tax assets:
  Compensation accruals.....................................       4,325       3,957
  Book over tax amortization................................       4,525       2,656
  Pension accrual...........................................         946         920
  Inventory reserves........................................       2,348       3,034
  Foreign tax credits.......................................       2,440       2,440
  Vacation accrual..........................................       1,109       1,029
  Warranty reserves.........................................       1,114       1,020
  Restructuring reserves....................................         613       1,650
  Tax loss carryforward.....................................      10,804       5,643
  Other.....................................................       1,380       2,680
                                                                --------    --------
     Total deferred tax assets..............................      29,604      25,029
Valuation allowance.........................................     (23,359)    (18,337)
                                                                --------    --------
     Net deferred tax assets................................       6,245       6,692
                                                                --------    --------
Net deferred tax assets (liabilities).......................    $     --    $   (184)
                                                                ========    ========

     The Company has established a net deferred tax valuation allowance of $23.4 million due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

     In addition, the Company has not recognized any income tax benefit related to the excess of the market price over the exercise price of the exercised stock options of $27.6 million for financial reporting purposes. The income tax benefit, once realized, will be credited to shareholder's deficit.

     Prior to the merger of Old Telex and Old EVI, Old Telex received a settlement offer from the Internal Revenue Service (the "IRS") principally with respect to the amortization of certain intangibles for the taxable years 1990 through 1995. The Company subsequently rejected the offer. As of December 31, 1999, the Company has provided a reserve of $6.8 million for the tax liability, penalties and accrued interest related to the unsettled dispute. Management believes any additional taxes which may ultimately result from these audits or any other state or local agencies' audits would not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

     Prior to October 1999, the Company paid fees to Holdings' majority shareholder for management services in the amount of $1.7 million annually. New covenants with lenders signed in October 1999 require the Company to suspend payment of the fees until certain financial conditions are met. When these financial conditions are met, all current payments and payments in arrears are due. The Company is recording a liability for such future payments. For the year ended December 31, 1999, the nine-month period ended December 31, 1998 and the year ended March 31, 1998, the Company recorded a charge to operations for corporate charges of $1.7 million, $1.3 million and $2.2 million, respectively, for such fees.

     Income taxes payable and receivable include tax benefits related to Holdings as the Company makes all tax payments for the consolidated group.

10. RETIREMENT PLANS:

     The Company has two noncontributory defined benefit pension plans. One plan covers union employees in the U.S. The benefit formula provisions of this plan are based on years of service multiplied by a benefit level. The second plan, amended effective July 1, 1999, covers substantially all non-union employees in the U.S. Since July 1, 1999, this plan has been a cash balance pension plan. Under the terms of the plan, account balances are maintained for each participant. For individuals participating in the plan as of June 30, 1999, an opening account balance was created equal to the present value of the benefit accrued as of June 30, 1999 under the then plan benefit formula. The Company credits each active participant's account with a benefit credit each year determined based on the participant's age, vesting service and total remuneration covered by the plan. The amendment resulted in a decrease of approximately $4.9 million in benefit obligation for the year ended December 31, 1999. Pension costs are funded annually, subject to limitations.

     The following table presents the funded status of the above plans as recognized in the consolidated balance sheets (in thousands):

                                                                          NINE-MONTH
                                                          YEAR ENDED     PERIOD ENDED    YEAR ENDED
                                                         DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                             1999            1998           1998
                                                         ------------    ------------    ----------
Change in benefit obligation:
  Benefit obligation at beginning of period..........      $32,187         $27,931        $    19
  Service cost.......................................        1,771           1,350            520
  Interest cost......................................        1,817           1,494            187
  Merger.............................................           --              --         27,212
  Actuarial (gain) loss..............................       (4,726)          2,750            277
  Benefits paid......................................       (1,536)         (1,338)          (292)
  Amendments.........................................       (4,893)
  Effects of curtailment.............................           --              --              8
                                                           -------         -------        -------
Benefit obligation at end of period..................       24,620          32,187         27,931
                                                           -------         -------        -------
Change in plan assets:
  Fair value of plan assets at beginning of period...       26,695          23,155             --
  Merger.............................................           --              --         22,414
  Actual return on plan assets.......................        7,643           3,680            866
  Employer contribution..............................          996           1,263            212
  Noninvestment related expenses.....................         (262)            (65)           (45)
  Benefits paid......................................       (1,536)         (1,338)          (292)
                                                           -------         -------        -------
Fair value of plan assets at end of period...........       33,536          26,695         23,155
                                                           -------         -------        -------
Funded status........................................        8,916          (5,492)        (4,776)
Unrecognized actuarial (gain) loss...................       (8,781)          1,102            570
Unrecognized net transition obligation...............           50              89            119
Unrecognized prior service cost......................       (4,563)              5              8
                                                           -------         -------        -------
Net amount recognized................................      $(4,378)        $(4,296)       $(4,079)
                                                           =======         =======        =======
Amounts recognized in the consolidated balance sheets
  consist of:
  Accrued benefit liability..........................      $(4,402)        $(4,519)       $(4,171)
  Accumulated other comprehensive loss...............           24             223             92
                                                           -------         -------        -------
Net amount recognized................................      $(4,378)        $(4,296)       $(4,079)
                                                           =======         =======        =======
Weighted average assumptions:
  Discount rate......................................         7.75%            6.5%           7.0%
  Expected return on plan assets.....................          9.0             9.0            9.0
  Rate of compensation increase......................          4.5             4.5            4.5

                                                                          NINE-MONTH
                                                          YEAR ENDED     PERIOD ENDED    YEAR ENDED
                                                         DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                             1999            1998           1998
                                                         ------------    ------------    ----------
Components of net periodic benefit cost:
  Service cost.......................................      $ 1,771         $ 1,350        $   187
  Interest cost......................................        1,817           1,494            520
  Expected return on plan assets.....................       (2,243)         (1,416)          (147)
  Amortization of unrecognized net transition
     obligation......................................           40              30              3
  Amortization of prior service cost.................         (326)              3             --
  Recognized actuarial loss..........................           19              18             14
                                                           -------         -------        -------
Net periodic benefit cost............................      $ 1,078         $ 1,479        $   577
                                                           =======         =======        =======

     Plan assets consist primarily of equity and debt securities and cash equivalents.

     As of the Acquisition Closing Date, the Company ceased withholding 401(k) contributions from employees' payroll until the time the Company could establish its own defined contribution plan. Pursuant to the Purchase Agreement, the assets of the defined contribution plan of Mark IV Industries, Inc. and Mark IV PLC (the "Sellers") that relate to the Company's employees were transferred into the Company's plan, and, at that time, employee payroll withholding for 401(k) contributions into the Company's defined contribution plan resumed. Effective July 1, 1999, the Company merged the Employee's Investment Plan into the Savings and Retirement Plan. Under the new Plan, the Company matches 50% of the first 6% contributed by U.S. employees.

     The Company's Japanese subsidiary also has a retirement and termination plan (the "Retirement Plan"), which provides benefits to employees in Japan upon their termination of employment. The benefits are based upon a multiple of the employee's monthly salary, with the multiple determined based upon the employee's years of service. The multiple paid to employees who retire or are involuntarily terminated is greater than the multiple paid to those who voluntarily terminate their services. The Retirement Plan is unfunded, and the accompanying consolidated balance sheet includes a liability of approximately $1.1 million at December 31, 1999, which represents the actuarially determined estimated present value of the Company's liability as of this date. In developing this estimate, the actuary used discount and compensation growth rates prevailing in Japan of 1.7% and 2.8%, respectively. For the year ended December 31, 1999, the nine-month period ended December 31, 1998 and the year ended March 31, 1998, the Company charged $0.4 million, $0.1 million and $0.3 million, respectively, to expense for this plan.

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

     The following table presents the status of the above plans as recognized in the consolidated financial statements (in thousands):

                                                                          NINE-MONTH
                                                          YEAR ENDED     PERIOD ENDED    YEAR ENDED
                                                         DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                             1999            1998           1998
                                                         ------------    ------------    ----------
Change in benefit obligation:
  Benefit obligation at beginning of period..........       $ 585           $ 513          $ 415
  Service cost.......................................          30              18             23
  Interest cost......................................          40              28             36
  Actuarial (gain) loss..............................         (65)             29             39
  Benefits paid......................................         (18)             (3)            --
                                                            -----           -----          -----
Benefit obligation at end of period..................         572             585            513
                                                            -----           -----          -----
Fair value of plan assets at end of period...........          --              --             --
                                                            -----           -----          -----
Funded status........................................        (572)           (585)          (513)
Unrecognized actuarial loss..........................          61             132            106
Unrecognized prior service cost......................          --              --             --
                                                            -----           -----          -----
Net amount recognized................................       $(511)          $(453)         $(407)
                                                            =====           =====          =====
Amounts recognized in the consolidated balance sheets
  consist of:
  Prepaid benefit cost...............................       $  --           $  --          $  --
  Accrued benefit liability..........................        (511)           (453)          (407)
  Intangible asset...................................          --              --             --
  Accumulated other comprehensive income.............          --              --             --
                                                            -----           -----          -----
Net amount recognized................................       $(511)          $(453)         $(407)
                                                            =====           =====          =====
Weighted average assumptions:
  Discount rate......................................       7.75%            6.5%           7.0%

     The assumed healthcare cost trend rate used in measuring the benefit obligation is 6% for the year ended December 31, 1999, declining at a rate of 1.0% per year to an ultimate rate of 5.0% in 2000.

     The net periodic benefit cost included the following components (in thousands):

                                                                          NINE-MONTH
                                                          YEAR ENDED     PERIOD ENDED    YEAR ENDED
                                                         DECEMBER 31,    DECEMBER 31,    MARCH 31,
                                                             1999            1998           1998
                                                         ------------    ------------    ----------
Components of net periodic benefit cost:
  Service cost.......................................        $30             $18            $24
  Interest cost......................................         40              28             36
  Amortization of unrecognized net actuarial loss....          5               3              2
                                                             ---             ---            ---
Net periodic benefit cost............................        $75             $49            $62
                                                             ===             ===            ===

     A one-percentage-point change in assumed healthcare cost trend rates would have an immaterial effect on service and interest cost components.

     The Company does not provide any postemployment benefits which would require accrual under SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

12. COMMITMENTS AND CONTINGENCIES:

LITIGATION

     From time to time the Company is a party to various legal actions in the normal course of business. The Company believes that it is not currently a party in any litigation which, if adversely determined, would have a material adverse effect on the financial condition of the Company.

ENVIRONMENTAL MATTERS

     The Company and its operations are subject to extensive and changing U.S. federal, state, local and foreign environmental laws and regulations, including, but not limited to, laws and regulations that impose liability on responsible parties to remediate, or contribute to the costs of remediating, current or formerly owned or leased sites or other sites where solid or hazardous wastes or substances were disposed of or released into the environment. These remediation requirements may be imposed without regard to fault or legality at the time of the disposal or release. Although management believes that its current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and may in the future be enacted or interpreted to create environmental liability with respect to the Company's facilities or operations.

     The Company (or, for certain sites, Mark IV, on behalf of the Company) has undertaken or is currently undertaking remediation of contamination at certain of its currently or formerly owned sites (some of which are unrelated to the audio business), and the Company has agreed that it is a de minimis responsible party at a number of other such sites, which have been designated as Superfund sites under U.S. environmental laws. The Company has had Phase I Environmental Site Assessments and Compliance Reviews conducted by a third-party environmental consultant at all of its manufacturing sites and is aware of environmental conditions at certain of such sites that require or may require remediation or continued monitoring. In particular, the Company's site in Buchanan, Michigan, has been designated a Superfund site under U.S. environmental laws. Mark IV has agreed to indemnify the Company fully for environmental liabilities resulting from the Buchanan, Michigan, Superfund site and certain of the other sites at which the environmental consultant indicated monitoring or remediation was necessary.

     The Company is party to a 1988 consent decree with the predecessor to the Nebraska Department of Environmental Quality (NDEQ) relating to the cleanup of hazardous waste at the Company's Lincoln, Nebraska, facility. In connection with ongoing monitoring and cleanup activities at the site and on adjacent property, the Company has received from the NDEQ notices of noncompliance. The Company is in discussions with the NDEQ regarding future actions, but it does not believe that the costs related to its responsibilities at the site will result in material adverse effect on the Company's results of operations or financial condition. In December 1997, the Company entered into an Administrative Order on Consent with the U.S. Environmental Protection Agency under the Resource Conservation and Recovery Act to further investigate and remediate the Lincoln facility and an adjoining property. The Company is not able at this time to determine the amount of additional expenses, if any, that may be incurred by the Company as a result of these actions.

     Through December 31, 1999, the Company had accrued approximately $1.7 million over the life of the project for anticipated costs to be incurred for the Lincoln facility cleanup activities, of which approximately $1.5 million had been incurred.

     The Company's environmentally related expenditures for the year ended December 31, 1999, the nine-month period ended December 31, 1998 and the year ended March 31, 1998 were not material. The Company estimates that it will incur in 2000 approximately $150,000 of environmentally related capital expenditures in addition to those costs associated with the Lincoln facility cleanup activities described above. The Company also incurs approximately $30,000 per year of expenses associated with the disposal of hazardous materials generated in connection with its manufacturing processes.

     There can be no assurance that the Company's estimated environmental expenditures, which the Company believes to be reasonable, will cover in full the actual amounts of environmental obligations the Company does incur, that Mark IV will pay in full the indemnified environmental liabilities when they are incurred, that new or existing environmental laws will not affect the Company in currently unforeseen ways, or that present or future activities undertaken by the Company will not result in additional environmentally related expenditures. However, the Company believes that compliance with federal, state and local environmental protection laws and provisions should have no material adverse effect on the Company's results of operations or financial condition.

EMPLOYMENT CONTRACTS

     The Company has employment contracts with certain key executives that require the Company to pay severance or salary continuance pay equal to amounts ranging from 9 to 12 months' salary in the event such executives are terminated without cause.

     The Chief Executive Officer (CEO) entered into an employment agreement with Holdings for the period ended December 31, 1999, which is automatically renewed for successive annual periods thereafter. Pursuant to such Employment Agreement, the CEO will receive (i) a base annual salary of $300,000; (ii) annual bonuses of $300,000 (prorated for any partial year of employment) for each of the 1998 and 1999 calendar years, and thereafter an aggregate annual incentive award of up to approximately $300,000 if certain performance objectives are achieved; and
(iii) a special one-time bonus of $1.0 million upon achievement of specified performance objectives, with additional incremental bonuses payable upon achievement of certain increases in specified performance measures thereafter. In addition, the CEO is entitled to receive certain perquisites and has received options to purchase 250,000 shares of Holdings Common Stock pursuant to the 1998 Amended and Restated Performance Stock Option Plan adopted by Holdings. The CEO's employment is terminable by the Company on 30 days' written notice (or immediately for cause) or by the CEO on 60 days' written notice. Upon termination, including due to the CEO's death or disability, the CEO will be entitled to receive all compensation, benefits and perquisites accrued under his employment agreement through the effective date of his termination of employment.

LEASE COMMITMENTS

     At December 31, 1999, the Company had various noncancelable operating leases for manufacturing, distribution and office buildings, warehouse space and equipment.

     Approximate future minimum rental commitments under all noncancelable operating leases are as follows for the years ended December 31 (in thousands):

2000......................................................    $2,685
2001......................................................     1,277
2002......................................................       731
  2003....................................................       437
2004......................................................       274
2005 and thereafter.......................................     1,481
                                                              ------
Total minimum lease commitments...........................    $6,885
                                                              ======

13. SEGMENT INFORMATION:

     Subsequent to the Merger, the Company reorganized what had been classified as Old Telex's four strategic business units and Old EVI's four principal lines of business into the following two business segments:

PROFESSIONAL SOUND AND ENTERTAINMENT

     Professional Sound and Entertainment includes Old EVI's three principal lines of business within the overall professional audio market: (i) Fixed Installation; (ii) Professional Music Retail; and (iii) Concert/ Recording/Broadcast and Old Telex's Broadcast Communications Systems and Sound Reinforcement product groups (these businesses were previously part of Old Telex's Professional Sound and Entertainment Group).

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

                              SEGMENT INFORMATION

                 As of and for the Year Ended December 31, 1999

                                 (In Thousands)

                                          PROFESSIONAL      MULTIMEDIA/
                                            SOUND AND          AUDIO
                                          ENTERTAINMENT    COMMUNICATIONS    CORPORATE     TOTAL
                                          -------------    --------------    ---------    --------
Net sales.............................      $206,914          $136,745       $      --    $343,659
Cost of sales.........................       125,347            94,052              --     219,399
                                            --------          --------       ---------    --------
     Gross profit.....................        81,567            42,693                     124,260
Operating expenses:
  Engineering.........................            --                --          14,872      14,872
  Selling, general and
     administrative...................            --                --          86,165      86,165
  Corporate charges...................            --                --           1,716       1,716
  Amortization of goodwill and other
     intangibles......................            --                --          11,972      11,972
  Restructuring charges...............            --                --          (2,124)     (2,124)
                                            --------          --------       ---------    --------
                                                  --                --         112,601     112,601
                                            --------          --------       ---------    --------
Operating profit (loss)...............        81,567            42,693        (112,601)     11,659
Interest expense......................            --                --          36,689      36,689
Other income..........................            --                --          (6,674)     (6,674)
Provision for income taxes............            --                --           4,064       4,064
                                            --------          --------       ---------    --------
     Net income (loss)................      $ 81,567          $ 42,693       $(146,680)   $(22,420)
                                            ========          ========       =========    ========
Depreciation expense..................      $  2,158          $  2,364       $   5,526    $ 10,048
                                            ========          ========       =========    ========
Capital expenditures..................      $  3,752          $  2,882       $   1,807    $  8,441
                                            ========          ========       =========    ========
Total assets..........................      $107,762          $ 58,013       $  96,223    $261,998
                                            ========          ========       =========    ========

                                 UNITED
                                 STATES    GERMANY    JAPAN    CANADA     CHINA    OTHERS     TOTAL
                                --------   -------   -------   -------   -------   -------   --------
Net sales.....................  $199,929   $34,815   $19,212   $12,948   $14,369   $62,386   $343,659
                                ========   =======   =======   =======   =======   =======   ========
Long-lived assets by
  country.....................  $108,047   $ 4,551   $ 1,357   $    52   $    76   $ 4,000   $118,083
                                ========   =======   =======   =======   =======   =======   ========

                              SEGMENT INFORMATION

          As of and for the Nine-Month Period Ended December 31, 1998

                                 (In Thousands)

                                           PROFESSIONAL      MULTIMEDIA/
                                             SOUND AND          AUDIO
                                           ENTERTAINMENT    COMMUNICATIONS    CORPORATE     TOTAL
                                           -------------    --------------    ---------    --------
Net sales..............................      $152,822          $93,520        $     --     $246,342
Cost of sales..........................        97,711           59,555              --      157,266
                                             --------          -------        --------     --------
     Gross profit......................        55,111           33,965              --       89,076
Operating expenses:
  Engineering..........................            --               --          11,214       11,214
  Selling, general and
     administrative....................            --               --          53,678       53,678
  Corporate charges....................            --               --           1,287        1,287
  Amortization of goodwill and other
     intangibles.......................            --               --           2,118        2,118
                                             --------          -------        --------     --------
                                                   --               --          68,297       68,297
                                             --------          -------        --------     --------
Operating profit (loss)................        55,111           33,965         (68,297)      20,779
Interest expense.......................            --               --          27,328       27,328
Other income...........................            --               --          (2,719)      (2,719)
Provision for income taxes.............            --               --           1,222        1,222
                                             --------          -------        --------     --------
     Net income (loss).................      $ 55,111          $33,965        $(94,128)    $ (5,052)
                                             ========          =======        ========     ========
Depreciation expense...................      $  2,346          $ 1,788        $  2,650     $  6,784
                                             ========          =======        ========     ========
Capital expenditures...................      $  1,734          $   892        $  2,560     $  5,186
                                             ========          =======        ========     ========
Total assets...........................      $115,402          $52,491        $105,383     $273,276
                                             ========          =======        ========     ========

                                 UNITED
                                 STATES    GERMANY    JAPAN    CANADA     CHINA    OTHERS     TOTAL
                                --------   -------   -------   -------   -------   -------   --------
Net sales.....................  $148,454   $22,923   $12,244   $10,888   $ 9,970   $41,863   $246,342
                                ========   =======   =======   =======   =======   =======   ========
Long-lived assets by
  country.....................  $126,277   $ 5,564   $ 1,533   $    --   $    93   $ 3,872   $137,339
                                ========   =======   =======   =======   =======   =======   ========

                              SEGMENT INFORMATION

                  As of and for the Year Ended March 31, 1998

                                 (In Thousands)

                                          PROFESSIONAL      MULTIMEDIA/
                                            SOUND AND          AUDIO
                                          ENTERTAINMENT    COMMUNICATIONS    CORPORATE     TOTAL
                                          -------------    --------------    ---------    --------
Net sales.............................      $207,618          $125,346       $      --    $332,964
Cost of sales.........................       125,593            80,031              --     205,624
                                            --------          --------       ---------    --------
     Gross profit.....................        82,025            45,315              --     127,340
Operating expenses:
  Engineering.........................            --                --          17,278      17,278
  Selling, general and
     administrative...................            --                --          81,695      81,695
  Corporate charges...................            --                --           2,203       2,203
  Amortization of goodwill and other
     intangibles......................            --                --           5,438       5,438
  Restructuring charges...............            --                --           6,232       6,232
                                            --------          --------       ---------    --------
                                                  --                --         112,846     112,846
                                            --------          --------       ---------    --------
Operating profit (loss)...............        82,025            45,315        (112,846)     14,494
Interest expense......................            --                --          37,938      37,938
Recapitalization expense..............            --                --           6,710       6,710
Other expense.........................            --                --              43          43
Provision for income taxes............            --                --             103         103
Extraordinary loss....................            --                --          20,579      20,579
                                            --------          --------       ---------    --------
     Net income (loss)................      $ 82,025          $ 45,315       $(178,219)   $(50,879)
                                            ========          ========       =========    ========
Depreciation expense..................      $  4,281          $  2,366       $   1,938    $  8,585
                                            ========          ========       =========    ========
Capital expenditures..................      $  4,028          $  1,720       $   2,720    $  8,468
                                            ========          ========       =========    ========
Total assets..........................      $141,709          $ 47,598       $ 110,945    $300,252
                                            ========          ========       =========    ========

                                 UNITED
                                 STATES    GERMANY    JAPAN    CANADA     CHINA    OTHERS     TOTAL
                                --------   -------   -------   -------   -------   -------   --------
Net sales.....................  $188,211   $22,904   $19,397   $12,033   $15,817   $74,602   $332,964
Long-lived assets by
  country.....................  $131,185   $ 5,186   $   690   $   142   $   121   $ 3,820   $141,144

     The net sales to unaffiliated customers in each geographic region may include both the sales from the Company's operating unit in the region and sales made in the region by an operating unit from another region. Net sales to the unaffiliated customers in the geographic regions for the year ended December 31, 1999 were as follows: United States $199.9 million, Germany--$34.8, Japan--$19.2 million, Canada--$12.9 million, China--$14.4 million, and other foreign countries--$62.4 million. Net sales to the unaffiliated customers in the geographic regions for the nine-month period ended December 31, 1998 were as follows: United States--$148.5 million, Germany--$22.9 million, Japan--$12.2 million, Canada--$10.9 million, China--$10.0 million, and other foreign countries--$41.9 million. Net sales to the unaffiliated customers in the geographic regions for the year ended March 31, 1998 were as follows: United States--$188.2 million, Germany--$22.9 million, Japan--$19.4 million, Canada--$12.0 million, China--$15.8 million, and other foreign countries--$74.6 million. Export sales from the United States to unaffiliated customers were approximately $32.4 million, $52.4 million and $44.3 million for the year ended December 31, 1999, the nine-month period ended December 31, 1998 and the year ended March 31, 1998, respectively. Sales from the Company's foreign subsidiaries accounted for approximately 73%, 74% and 75% of the total international sales for the year ended December 31, 1999, the nine-month period ended December 31, 1998 and the year ended March 31, 1998, respectively.

     Corporate identifiable assets relate principally to the Company's investment in information systems and corporate facilities, as well as cost in excess of net assets acquired included in intangible assets and deferred financing costs.

14. EQUITY:

STOCK SPLIT

     On June 25, 1997, Holdings' board of directors approved a 20-for-1 stock split of all Holdings' outstanding Common Stock. All common stock options for the purchase of Holdings Common Stock described below reflect the Common Stock split.

STOCK COMPENSATION PLANS

     The 1997 Amended and Restated Stock Option Plan authorizes the issuance of up to 267,728 shares of Holdings Common Stock, of which 237,216 have been granted and 76,432 have been canceled. The exercise price of these options is $7.98. These nonqualified options may be granted to certain key employees, directors and independent contractors of the Company or Holdings.

     The Amended and Restated 1998 Performance Stock Option Plan authorizes the issuance of up to 880,732 shares of Holdings Common Stock, of which 837,500 have been granted and 45,000 have been canceled. The exercise price of these options is $0.01. These nonqualified options may be granted to certain key employees of the Company or Holdings.

     A summary of the Company's stock option activity and related information for the period from May 6, 1997 (the date on which both entities came under common control) through December 31, 1999 is as follows:

                                                                NINE-MONTH PERIOD
                                             YEAR ENDED               ENDED              YEAR ENDED
                                         DECEMBER 31, 1999      DECEMBER 31, 1998      MARCH 31, 1998
                                        --------------------   -------------------   ------------------
                                                    WEIGHTED              WEIGHTED             WEIGHTED
                                                    AVERAGE               AVERAGE              AVERAGE
                                                    EXERCISE              EXERCISE             EXERCISE
                                         OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS    PRICE
                                        ---------   --------   --------   --------   -------   --------
Beginning of period.................      479,985    $6.91      780,560    $10.61    242,000    $ 1.27
  Granted...........................      921,007     0.73        1,700     12.91    557,020     14.80
  Exercised.........................      (43,120)    0.08           --        --       (873)     7.98
  Canceled..........................     (292,661)    9.02     (302,275)    16.49    (17,587)    17.63
                                        ---------              --------              -------
End of period.......................    1,065,211     1.08      479,985      6.91    780,560     10.61
                                        =========              ========              =======
Exercisable at end of period........      208,535     3.97      353,735      3.39    289,500      2.37
                                        =========              ========              =======
Available for future grants.........      199,024               453,537              212,440
                                        =========              ========              =======

     Exercise prices for options outstanding as of December 31, 1999 range from $0.01 to $7.98. The weighted average remaining contractual life of those options is 8.3 years as of December 31, 1999. Compensation expense has been recognized for options granted below fair market value as of the date of grant over their respective vesting periods.

     The Company accounts for its stock-based compensation plans under APB Opinion No. 25, under which compensation cost of $159,000, $0 and $3,156,000 was recorded in the year ended December 31, 1999, the nine-month period ended December 31, 1998 and the year ended March 31, 1998, respectively. Had compensation expense been recorded at fair value consistent with the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been recorded at the following pro forma amounts:

                                                                              NINE-MONTH      YEAR
                                                               YEAR ENDED    PERIOD ENDED     ENDED
                                                              DECEMBER 31,   DECEMBER 31,   MARCH 31,
                                                                  1999           1998         1998
                                                              ------------   ------------   ---------
Net loss (in thousands):
  As reported...............................................    $22,420         $5,052       $50,879
  Pro forma.................................................     23,257          6,025        51,849

     The fair value of each award under the Option Plan is estimated on the date of grant using the Black-Scholes minimum value theory options pricing model. The following assumptions were used to estimate the fair value of options:

                                                 NINE-MONTH
                                 YEAR ENDED     PERIOD ENDED     YEAR ENDED
                                DECEMBER 31,    DECEMBER 31,     MARCH 31,
                                    1999            1998            1998
                                ------------    ------------    ------------
Risk-free interest rate.....        6.75%           6.75%            4.5%
Expected life...............         7.0             5.0             5.0

     The weighted average fair values at the grant dates are as follows:

December 31, 1999...........                                      $(14.79)
December 31, 1998...........                                       (11.01)
March 31, 1998..............                                           --

     The effects of applying the fair value method of measuring compensation expense for the periods presented is not likely to be representative of the effects of future years, in part because the fair value method was applied only to stock options granted after March 31, 1995.

WARRANTS

     Certain directors of the Company have warrants representing the right to purchase up to 27,235 shares of Holdings Common Stock at an exercise price of $31.93 per share. A portion of these warrants became exercisable on the date of grant, whereas the remainder will become exercisable through 2000, provided in each case that the holder of the warrant is a director of the Company on the date of exercise.

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

     The estimated fair values of the Company's financial instruments are as follows as of December 31 (in thousands):

                                                               1999                  1998
                                                        -------------------   -------------------
                                                        CARRYING     FAIR     CARRYING     FAIR
                                                         AMOUNT     VALUE      AMOUNT     VALUE
                                                        --------   --------   --------   --------
Cash and cash equivalents.............................  $  3,239   $  3,239   $  3,431   $  3,431
Accounts receivable...................................    59,438     59,438     53,926     53,926
Accounts payable......................................    20,817     20,817     20,920     20,920
Revolving line of credit..............................    22,688     22,688      5,703      5,703
Long-term debt, excluding Senior Subordinated Notes...    96,189     96,189    107,000    107,000
Senior Subordinated Notes.............................   225,000    155,000    225,000    200,000

16. QUARTERLY FINANCIAL DATA:

     The following table shows the unaudited quarterly financial data (in thousands):

                                                     MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                       1999        1999         1999            1999
                                                     ---------   --------   -------------   ------------
Net sales..........................................   $79,410    $86,761       $88,411        $ 89,077
Operating profit (loss)............................     5,448      7,967         6,841          (8,597)
Net loss...........................................    (2,357)    (1,290)       (1,506)        (17,267)

                                                              JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                                1998         1998            1998
                                                              --------   -------------   ------------
Net sales...................................................  $78,888       $87,392        $80,062
Operating profit............................................    6,319         9,089          5,371
Net income (loss)...........................................   (3,162)        1,280         (3,170)

     The results for the quarter ended March 31, 1998 contained certain Merger-related costs and expenses, some of which are not easily quantifiable. Therefore, the Company believes that comparing the financial results for the quarter ended March 31, 1998 with the quarter ended March 31, 1999 is not meaningful and has excluded that quarter.

17. SUBSEQUENT EVENTS:

ROYALTY FEE AGREEMENT AND SALE OF TRADEMARK

     In March 2000, the Company reached a final agreement for payment of $6.0 million of past due royalty fees from a licensee for the use of the Altec Lansing trademark. In addition, the Company restructured the license agreement to provide for a one-time, up-front fee of $6.5 million in lieu of future royalties. The Company received $1.7 million in cash in 1999. The remaining $10.8 million will be received in varying amounts through March 2005.

     Subsequent to entering into the Royalty Fee Agreement with the licensee of the Altec Lansing trademark, the Company sold the Altec Lansing trademark to the licensee for $1.0 million. In consideration, the Company will receive a $1.0 million promissory note payable March 2004.

LEASE COMMITMENT ON NEW CORPORATE HEADQUARTERS

     In March 2000, the Company entered into a ten-year operating lease commitment, with three five-year renewal options, for its new corporate headquarters in Burnsville, Minnesota, with a limited liability company in which the Company has a 50% interest. The remaining 50% interest is owned by a previously unrelated party. The lease becomes effective on the date of purchase of the new corporate headquarters by the limited liability company. The annual minimum lease payments are expected to be $1.1 million for years one to five and $1.2 million for years six to ten. The Company anticipates selling its existing corporate headquarters by June 2000.

CLOSING OF THE AUSTIN, TEXAS, MANUFACTURING FACILITY AND ACQUISITION OF A NEW MANUFACTURING FACILITY

     The Company has given notice of its intention not to renew the lease on its Austin, Texas, manufacturing facility at its expiration on August 31, 2000. The Company intends to relocate the production from this facility to a 202,000 square-foot facility, acquired in March 2000, in Morrilton, Arkansas.

     The Company will recognize restructuring costs related to the closure of the Austin, Texas, facility in the second quarter ended June 30, 2000, when plans are expected to be finalized.

     The Company acquired the Morrilton, Arkansas, facility for $1.8 million. The Company financed the acquisition, in part, with a $1.7 million ten-year, interest-free loan, with no principal repayments in the first two years, from the Arkansas Department of Economic Development. The Company estimates that it will incur approximately $1.6 million of expenditures to renovate the facility. In addition, the state of Arkansas, through its Create Rebate Program, has offered the Company certain rebates on payroll expenses based on the number of new full-time, permanent jobs created at the facility.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Telex
Communications, Inc. and Subsidiaries' included in this Form 10-K, and have issued our report thereon dated March 3, 2000, except for note 17, as to which the date is March 30, 2000.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II -- Valuation and Qualifying Accounts of Registrant are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
March 3, 2000

                                                                     SCHEDULE II

                           TELEX COMMUNICATIONS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

      for the twelve months ended December 31, 1999, the nine-month period ended December 31, 1998 and the fiscal year ended March 31, 1998

             COLUMN A                  COLUMN B            COLUMN C            COLUMN D      COLUMN E
----------------------------------    ----------    ----------------------    ----------    ----------
                                                          ADDITIONS
                                                    ----------------------
                                      BALANCE AT                  CHARGED     DEDUCTIONS    BALANCE AT
                                      BEGINNING     CHARGED TO    TO OTHER       FROM         END OF
DESCRIPTION                            OF YEAR        INCOME      ACCOUNTS     RESERVES        YEAR
-----------                           ----------    ----------    --------    ----------    ----------
Fiscal Year Ended March 31, 1998
Valuation account deducted from
  assets to which it applies--
  Allowance for doubtful
  accounts........................      $1,849         $980       $  1,639(a)   $  485(b)     $3,983
                                        ======         ====       ========      ======        ======
Nine-Month Period Ended December
  31, 1998
Valuation account deducted from
  assets to which it applies--
  Allowance for doubtful
  accounts........................      $3,983         $382                     $1,440(b)     $2,925
                                        ======         ====                     ======        ======
Twelve Months Ended December 31,
  1999
Valuation account deducted from
  assets to which it applies--
  Allowance for doubtful
  accounts........................      $2,925         $858                     $1,605(b)     $2,178
                                        ======         ====                     ======        ======

---------------

(a) Includes Old Telex balance as of February 2, 1998 when Old EVI and Old Telex merged.

(b) Uncollectible accounts written off and adjustments to the allowance.

                                 EXHIBIT INDEX
                                      for
                                   Form 10-K

    EXHIBIT NUMBER                              DESCRIPTION
    --------------                              -----------
          2.1      --   Exchange Agreement and Plan of Merger, dated as of January
                        29, 1998, among Greenwich I LLC, Greenwich II LLC, EVI Audio
                        Holdings, Inc., Telex Communications Group, Inc.
                        ("Holdings"), Telex Communications, Inc. and EV
                        International, Inc. (incorporated by reference to Exhibit 2 to Old Telex's Quarterly Report on Form 10-Q for the nine
                        months ended December 31, 1997, filed with the Commission on
                        February 17, 1998, File No. 333-30679).
          2.2(a)   --   Recapitalization Agreement and Plan of Merger, dated March
                        4, 1997, among Greenwich 11 LLC ("G-11"), GST Acquisition
                        Corp. ("GST") and Old Telex (incorporated by reference to
                        Exhibit 2(a) to the Old Telex's Registration Statement on
                        Form S-4, filed with the Commission on September 5, 1997,
                        Registration No. 333-30679).
          2.2(b)   --   Amendment No. 1 to the Recapitalization Agreement and Plan
                        of Merger, dated as of April 17, 1997 (incorporated by
                        reference to Exhibit 2(b) to Old Telex's Registration
                        Statement on Form S-4, Registration No. 333-30679).
          2.2(c)   --   Amendment No. 2 to the Recapitalization Agreement and Plan
                        of Merger, dated as of April 25, 1997 (incorporated by
                        reference to Exhibit 2(c) to Old Telex's Registration
                        Statement on Form S-4, Registration No. 333-30679).
          3.1      --   Amended and Restated Certificate of Incorporation of Telex
                        Communications, Inc., dated February 2, 1998 (incorporated by reference to Exhibit 3 (a) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998,
                        filed with the Commission on May 29, 1998, File No.
                        333-27341).
          3.2      --   By-Laws of the Company, as amended (incorporated by
                        reference to Exhibit 3(b) to Old Telex's Registration
                        Statement on Form S-4, Registration No. 333-30679).
          4.1(a)   --   Indenture, dated March 24, 1997, between Old EVI and The
                        Bank of New York, as Trustee (incorporated by reference to
                        Exhibit 4(a) to the Registrant's Registration Statement on
                        Form S-4, filed with the Commission on July 30, 1997,
                        Registration No. 333-27341).
          4.1(b)   --   The First Supplemental Indenture, dated May 6, 1997, to the
                        Telex Indenture (incorporated by reference to Exhibit 4(b)
                        to Old Telex's Registration Statement on Form S-4,
                        Registration No. 333-30679).
          4.1(c)   --   Second Supplemental Indenture, dated as of February 2, 1998, made by Old EVI in favor of Manufacturers and Traders Trust
                        Company, as Trustee (incorporated by reference to Exhibit 2 to Old Telex's Quarterly Report on Form 10-Q for the nine
                        months ended December 31, 1997, filed with the Commission on
                        February 17, 1998, File No. 333-30679).
          4.2      --   Indenture (the "Telex Indenture"), dated as of May 6, 1997, among Old Telex and Manufacturers and Traders Trust Company
                        (incorporated by reference to Exhibit 4(a) to Old Telex's
                        Registration Statement on Form S-4, Registration No.
                        333-30679).
          4.3(a)   --   Credit Agreement, dated May 6, 1997 (as amended, the "Credit
                        Agreement"), among Old Telex, the lenders named on the
                        signature pages thereof (the "Senior Lenders") and The Chase
                        Manhattan Bank, a New York banking corporation ("Chase"), as administrative agent for such Senior Lenders (the
                        "Administrative Agent") (incorporated by reference to
                        Exhibit 4(d) to Old Telex's Registration Statement on Form
                        S-4, Registration No. 333-30679).
          4.3(b)   --   The Assignment and Assumption Agreement, dated May 6, 1997, made by Old Telex, and Telex Communications Group, Inc. in favor of the Administrative Agent for the benefit of the
                        Senior Lenders (incorporated by reference to Exhibit 4(e) to
                        Old Telex's Registration Statement on Form S-4, Registration
                        No. 333-30679).
          4.3(c)   --   Guarantee and Collateral Agreement, dated May 6, 1997, made by Old Telex and Telex Communications Group, Inc. in favor of the Administrative Agent for the benefit of the Senior
                        Lenders and certain other secured parties (incorporated by reference to Exhibit 4(f) to Old Telex's Registration
                        Statement on Form S-4, Registration No. 33330679).

    EXHIBIT NUMBER                              DESCRIPTION
    --------------                              -----------
          4.3(d)   --   Patent and Trademark Security Agreement, dated March 6,
                        1997, made by Old Telex in favor of the Administrative Agent for the benefit of the Senior Lenders under the Credit
                        Agreement (incorporated by reference to Exhibit 4(g) to Old
                        Telex's Registration Statement on Form S-4, Registration No.
                        333-30679).
          4.3(e)   --   Amendment No. 1, dated as of January 29, 1998, to the Credit
                        Agreement, among Telex Communications, Inc., The Chase
                        Manhattan Bank, as Administrative Agent, Morgan Stanley
                        Senior Funding, Inc. and the several banks and other
                        financial institutions from time to time party thereto
                        (incorporated by reference to Exhibit 2 to Old Telex's
                        Quarterly Report on Form 10-Q for the nine months ended
                        December 31, 1997, filed with the Commission on February 17,
                        1998, File No. 333-30679).
          4.3(f)   --   Amendment No. 2, dated as of December 23, 1998, to the
                        Credit Agreement, among the Company, The Chase Manhattan
                        Bank, as Administrative Agent, Morgan Stanley Senior
                        Funding, Inc., as Documentation Agent, and the several banks and other financial institutions from time to time party
                        thereto (incorporated by reference to Exhibit 10(a) to the
                        Company's Report on Form 8-K, filed with the Commission on
                        January 15, 1999, File No 33327341).
          4.3(g)   --   Amendment No. 3, dated as of October 29, 1999, to the Credit
                        Agreement, among the Company, the Lenders, Morgan Stanley
                        Senior Funding, Inc. as Documentation Agent for the Lenders,
                        and The Chase Manhattan Bank, as Administrative Agent for
                        the Lenders (incorporated by reference to Exhibit (10(b) to the Company's Quarterly Report on Form 10-Q for the
                        quarterly period ended September 30, 1999, filed with the
                        Commission on November 15, 1999, Registration No.
                        333-27341).
         10.1      --   Amended and Restated Stockholders Agreement, dated March 4,
                        1997, among Old Telex, G-11 and the Stockholders set forth on Schedule A thereto (incorporated by reference to Exhibit
                        10(a) to Old Telex's Registration Statement on Form S-4,
                        Registration No. 333-30679).
        *10.2(a)   --   Consulting Agreement, dated May 6, 1997, between Greenwich
                        Street Capital Partners, Inc. ("GSCP Inc."), Holdings and
                        G-11 (incorporated by reference to Exhibit 10(c) to Old
                        Telex's Registration Statement on Form S-4, Registration No.
                        333-30679).
        *10.2(b)   --   Form of Amendment, dated May 1, 1998, to the Consulting
                        Agreement, dated May 6, 1997, between GSCP Inc., Holdings
                        and G-11 (incorporated by reference to Exhibit 10(e) to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended February 28, 1998, filed with the Commission on May
                        29, 1998, File No. 333-27341).
        *10.3      --   Indemnification Agreement, dated May 6, 1997, between GSCP
                        Inc., Holdings and G-11 (incorporated by reference to
                        Exhibit 10(d) to Old Telex's Registration Statement on Form
                        S-4, Registration No. 333-30679).
        *10.4      --   Fee Agreement, dated May 6, 1997, between GSCP Inc. and
                        Holdings (incorporated by reference to Exhibit 10(e) to Old
                        Telex's Registration Statement on Form S-4, Registration No.
                        333-30679).
        *10.5(a)   --   Employment Agreement, dated as of August 26, 1998 between
                        Ned C. Jackson and Telex Communications Group, Inc.
                        (incorporated by reference to Exhibit 10(g) to the Company's
                        Annual Report on Form 10-K for the Transition Period from
                        April 1, 1998 to December 31, 1998, filed with the
                        Commission on March 31, 1999, File No 333-27341).
        *10.5(b)   --   Incentive Compensation Agreement, dated as of March 15, 2000 between Ned C. Jackson and Telex Communications Group, Inc.
                        (filed as an exhibit hereto).
        *10.6(a)   --   1997 Telex Communications Group, Inc. Stock Option Plan
                        (incorporated by reference to Exhibits 10(h), 10(i) and 100)
                        to Old Telex's Registration Statement on Form S-4,
                        Registration No. 333-30679).
        *10.6(b)   --   1997 Telex Communications Group, Inc. Amended and Restated
                        Stock Option Plan (incorporated by reference to Exhibit
                        10(h) to the Company's Quarterly Report on Form 10-Q for the
                        quarterly period ended June 30, 1999, filed with the
                        Commission on August 16, 1999, Registration No. 333-27341).
        *10.7      --   Telex Communications Group, Inc. Cash Bonus Plan
                        (incorporated by reference to Exhibits 10(h), 10(i) and 100)
                        to Old Telex's Registration Statement on Form S-4,
                        Registration No. 333-30679).

    EXHIBIT NUMBER                              DESCRIPTION
    --------------                              -----------
        *10.8      --   Telex Communications Group, Inc. Management Cash
                        Compensation Plan (incorporated by reference to Exhibits
                        10(f), 10(g) and 10(h) to Old Telex's Registration Statement
                        on Form S-4, Registration No 333-30679).
        *10.9      --   Warrant, dated April 7, 1998, issued by Holdings to Jeffrey
                        Rosen, and form of amendment thereto (incorporated by
                        reference to Exhibit 10(q) to the Company's Annual Report on
                        Form 10-K for the fiscal year ended February 28, 1998, filed with the Commission on May 29, 1998, File No. 333-27341).
        *10.10     --   Warrant, dated April 7, 1998, issued by Holdings to
                        Christopher Forester, and form of amendment thereto
                        (incorporated by reference to Exhibit 10(r) to the Company's
                        Annual Report on Form 10-K for the fiscal year ended
                        February 28, 1998, filed with the Commission on May 29,
                        1998, File No. 333-27341).
        *10.11(a)  --   Warrant, dated April 7, 1998, issued by Holdings to Edgar S.
                        Woolard, Jr., and form of amendment thereto (incorporated by reference to Exhibit 10(s) to the Company's Annual Report on
                        Form 10-K for the fiscal year ended February 28, 1998, filed with the Commission on May 29, 1998, File No. 333-27341).
        *10.11(b)  --   Warrant, dated March 14, 2000, issued by Holdings to Edgar
                        S. Woolard, Jr. (filed as an exhibit hereto).
        *10.12     --   Warrant, dated April 7, 1998, issued by Holdings to Evan
                        Marks, and form of amendment thereto (incorporated by
                        reference to Exhibit 10(t) to the Company's Annual Report on
                        Form 10-K for the fiscal year ended February 28, 1998, filed with the Commission on May 29, 1998, File No. 333-27341).
         10.13     --   Tradename and Trademark License Agreement, dated February
                        10, 1997, between Gulton Industries, Inc. and Mark IV
                        Industries, Inc. (incorporated by reference to Exhibit 10
                        (e) to the Registrant's Registration Statement on Form S-4,
                        filed with the Commission on July 30, 1997, Registration No.
                        333-27341).
         10.14     --   Software License Agreement, dated February 10, 1997, between
                        Gulton Industries, Inc. and Mark IV Industries, Inc.
                        (incorporated by reference to Exhibit 10(g) to the
                        Registrant's Registration Statement on Form S-4, filed with the Commission on July 30, 1997, Registration No 333-
                        27341).
        *10.15     --   Amended and Restated 1998 Telex Communications Group, Inc.
                        Performance Stock Option Plan (incorporated by reference to
                        Exhibit 10(ee) to the Company's Quarterly Report on Form
                        10-Q for the quarterly period ended June 30, 1999, filed
                        with the Commission on August 16, 1999, Registration No.
                        333-27341).
         10.16(a)  --   Member Control Agreement of DRF 12000 Portland LLC, dated
                        March 16, 2000, by and between Telex Communications, Inc.
                        and DRF TEL LLC, a Minnesota limited liability company
                        (filed as an exhibit hereto).
         10.16(b)  --   Lease, dated March 16, 2000, by and between Telex
                        Communications, Inc. and DRF 12000 Portland LLC, a Minnesota
                        limited liability company, for the property located at 12000
                        Portland Avenue South, Burnsville, Minnesota (filed as an
                        exhibit hereto).
         10.17     --   Real Estate Purchase Agreement dated January 31, 2000, by
                        and between Joseph H. Baldiga, Chapter 7 Trustee of Arrow
                        Automotive Industries, Inc. ("Seller") and Telex
                        Communications, Inc. ("Buyer") for the purchase of property located at One Arrow Drive, Morrilton, Arkansas 72110 (filed as an exhibit hereto).
         21        --   List of Subsidiaries (filed as an exhibit hereto).
         27        --   Financial Data Schedules (filed as an exhibit hereto).

---------------

* Denotes management contract, executive compensation plan, or arrangement.