Form 10-Q
period 2000-03-31
TELEX COMMUNICATIONS INC
filed 2000-05-15
CIK 857668

                                                                       CONFORMED

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000      Commission File No. 333-27341

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

       Registrant's telephone number, including area code: (952) 884-4051

                             ----------------------

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

AS OF MARCH 31, 2000 THERE WERE 110 SHARES OF TELEX COMMUNICATIONS, INC., $0.01 PAR VALUE, OUTSTANDING.



                        THIS DOCUMENT CONTAINS 18 PAGES.

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              MARCH 31,           DECEMBER 31,
                                                                                                2000                  1999
                                                                                              ---------           ------------
                                                             ASSETS
Current assets:
      Cash and cash equivalents                                                               $   2,649            $   3,239
      Accounts receivable, net                                                                   58,831               59,438
      Inventories                                                                                65,986               66,573
      Other current assets                                                                       16,918               14,665
                                                                                              ---------            ---------
           Total current assets                                                                 144,384              143,915

Property, plant and equipment, net                                                               44,823               45,048
Deferred financing costs, net                                                                     9,988               10,476
Intangible and other assets, net                                                                 66,775               62,559
                                                                                              ---------            ---------
                                                                                              $ 265,970            $ 261,998
                                                                                              =========            =========

                                              LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
      Revolving lines of credit                                                               $  25,150            $  22,688
      Current maturities of long-term debt                                                        9,232                8,982
      Accounts payable                                                                           22,678               20,817
      Accrued wages and benefits                                                                 11,424               10,708
      Accrued interest                                                                            6,419                5,898
      Other accrued liabilities                                                                  11,574               16,750
      Income taxes payable                                                                       10,137                8,935
                                                                                              ---------            ---------
           Total current liabilities                                                             96,614               94,778

Long-term debt                                                                                  310,776              312,207
Other long-term liabilities                                                                      10,181                9,470
                                                                                              ---------            ---------
           Total liabilities                                                                    417,571              416,455
                                                                                              ---------            ---------
Shareholder's deficit:
      Common stock and capital in excess of par                                                   3,147                3,139
      Accumulated other comprehensive loss                                                       (4,636)              (3,508)
      Accumulated deficit                                                                      (150,112)            (154,088)
                                                                                              ---------            ---------
           Total shareholder's deficit                                                         (151,601)            (154,457)
                                                                                              ---------            ---------
                                                                                              $ 265,970            $ 261,998
                                                                                              =========            =========

                             See accompanying notes.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               QUARTER ENDED
                                                                                      ------------------------------
                                                                                      MARCH 31,             MARCH 31,
                                                                                        2000                  1999
                                                                                      ---------             ---------
Net sales                                                                              $ 82,727             $ 79,410
Cost of sales                                                                            51,204               50,780
                                                                                       --------             --------
                  Gross profit                                                           31,523               28,630
                                                                                       --------             --------
Operating expenses:
     Engineering                                                                          3,473                3,738
     Selling, general and administrative                                                 20,031               18,324
     Corporate charges                                                                      429                  429
     Amortization of goodwill and other intangibles                                         515                  691
                                                                                       --------             --------
                                                                                         24,448               23,182
                                                                                       --------             --------
                  Operating profit                                                        7,075                5,448
Interest expense                                                                          9,511                9,118
Other income                                                                             (7,311)              (1,531)
                                                                                       --------             --------
Income (loss) before taxes                                                                4,875               (2,139)
Provision for income taxes                                                                  899                  218
                                                                                       --------             --------
                  Net income (loss)                                                    $  3,976             $ (2,357)
                                                                                       ========             ========

                             See accompanying notes.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               QUARTER ENDED
                                                                                         ---------------------------
                                                                                         MARCH 31,          MARCH 31,
                                                                                           2000               1999
                                                                                         ---------         ---------
OPERATING ACTIVITIES:
      Net income (loss)                                                                  $ 3,976           $ (2,357)
      Adjustments to reconcile net income (loss) to cash flows from operations:
           Depreciation, amortization and provision for bad debts                          3,502              3,408
           Gain on sale of facilities, product lines and intangible assets                  (973)              (322)
           Stock option compensation expense                                                   8                 63
           Deferred income taxes                                                              40               (269)
           Change in operating assets and liabilities                                     (6,924)            (1,854)
           Change in long-term liabilities                                                   920                (15)
                                                                                         -------           --------
      Net cash provided by (used in) operating activities                                    549             (1,346)
                                                                                         -------           --------
INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                          (2,462)            (1,960)
      Proceeds from sale of facilities and product lines                                       -              1,960
                                                                                         -------           --------
      Net cash used in investing activities                                               (2,462)                 -
                                                                                         -------           --------

FINANCING ACTIVITIES:
      Borrowings under revolving lines of credit, net                                      2,598              8,136
      Repayment of long-term debt                                                         (2,120)            (6,304)
      Borrowings of other long-term debt                                                     939                  -
                                                                                         -------           --------
      Net cash used in financing activities                                                1,417              1,832
                                                                                         -------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:                                (94)              (209)
                                                                                         -------           --------

CASH AND CASH EQUIVALENTS:
      Net increase (decrease)                                                               (590)               277
      Beginning of period                                                                  3,239              3,431
                                                                                         -------           --------
      End of period                                                                      $ 2,649           $  3,708
                                                                                         =======           ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
      Interest                                                                           $ 8,514           $  8,111
                                                                                         =======           ========
      Income taxes (refunds), net                                                        $   (25)          $    516
                                                                                         =======           ========


                             See accompanying notes.

                           TELEX COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. Telex Communications, Inc. ("Telex" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Telex Communications Group, Inc. ("Holdings"), a Delaware corporation and the corporate parent of the Company. The condensed consolidated balance sheet as of March 31, 2000 and the condensed consolidated statements of operations and cash flows for the quarters ended March 31, 2000 and March 31, 1999 have been prepared by the Company without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these financial statements reflect all adjustments (which include normal recurring accruals) necessary to present fairly the financial position of Telex at March 31, 2000 and the results of its operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the more detailed information, risk factors and financial statements, including the related notes, included in the Form 10-K for the fiscal year ended December 31, 1999 filed by Telex with the SEC on March 30, 2000 (the "Form 10-K"). Unless otherwise defined herein, capitalized terms shall have the meaning set forth in the Form 10-K. The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.   Inventories consist of the following, in thousands:


                                                    March 31,         December 31,
                                                      2000               1999
                                                    ---------         ------------
      Raw materials and parts                       $ 28,458           $ 31,848
      Work in process                                 13,136              9,852
      Finished products                               24,392             24,873
                                                    --------           --------
                                                    $ 65,986           $ 66,573
                                                    ========           ========


3. The Company recorded an income tax provision of $0.9 million on pre-tax income of $4.9 million for the quarter ended March 31, 2000. The income tax provision is comprised of a U.S. Federal income tax expense of $1.6 million, which is offset by a deferred tax valuation allowance adjustment of $1.6 million, and an income tax provision of $0.9 million attributed to income of certain foreign subsidiaries for the quarter ended March 31, 2000.

     The Company has a net deferred tax valuation allowance of $20.7 million at March 31, 2000 due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

4. Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net loss represents net loss adjusted for foreign currency translation adjustments and minimum pension liability adjustment. Comprehensive net income was $2.8 million for the quarter ended March 31,

     2000. Comprehensive net loss was $4.4 million for the quarter ended March 31, 1999.

5. In March 2000, the Company reached final agreement for payment of $6.0 million of past due royalty fees from a licensee for the use of the Altec Lansing trademark. In addition, the Company restructured the license agreement to provide for a one-time, up-front fee of $6.5 million in lieu of future royalties. The Company has received $3.9 million in cash through April 2000. The remaining $8.6 million plus interest on the unpaid balance will be received in varying amounts through March 2005.

     Subsequent to entering into the royalty fee agreement with the licensee of the Altec Lansing trademark, the Company sold the Altec Lansing trademark to the licensee for $1.0 million. In consideration, the Company will receive a $1.0 million interest-bearing promissory note, payable March 2004.

     In the first quarter ended March 31, 2000, the Company recognized in other income $7.5 million for the royalty agreement and the sale of the trademark.

6.   Segment Information:

     The Company has two business segments: Professional Sound and Entertainment and Multimedia/Audio Communications.

     Professional Sound and Entertainment

     Professional Sound and Entertainment consists of five lines of business within the overall professional audio market: (i) Fixed Installation; (ii) Professional Music Retail; (iii) Concert/Recording/Broadcast; (iv) Broadcast Communications Systems; and (v) Sound Reinforcement.

     Multimedia/Audio Communications

     Multimedia/Audio Communications segment targets nine principal product markets: (i) Computer Audio; (ii) Audio Duplication; (iii) Multimedia Presentation/Training; (iv) Aviation Communications/Other Applications; (v) Wireless Local Area Networks ("LAN") and Satellite-based Mobile Phone Antennas ("SBA") Systems; (vi) Talking Book Players; (vii) Wireless Communications; (viii) Hearing Aids; and (ix) Wireless Assistive Listening Systems.

     The following tables provide information by business segments (amounts in thousands):

                 AS OF AND FOR THE QUARTER ENDED MARCH 31, 2000


                                                                         Professional    Multimedia/
                                                                          Sound and         Audio
                                                                          Entertain-       Communi-
                                                                             ment           cations   Corporate        Total
                                                                      ----------------------------------------------------------
          Net sales                                                     $  51,880      $  30,847      $    --         $  82,727
          Cost of sales                                                    31,144         20,060           --            51,204
                                                                        -------------------------------------------------------
               Gross profit                                                20,736         10,787           --            31,523

          Operating expenses:
               Engineering                                                   --             --            3,473           3,473
               Selling, general and administrative                           --             --           20,031          20,031
               Corporate charges                                             --             --              429             429
               Amortization of goodwill and other intangibles                --             --              515             515
                                                                        -------------------------------------------------------
                                                                             --             --           24,448          24,448
                                                                        -------------------------------------------------------
          Operating profit (loss)                                          20,736         10,787        (24,448)          7,075
          Interest expense                                                   --             --            9,511           9,511
          Other income                                                       --             --           (7,311)         (7,311)
          Provision for income taxes                                         --             --              899             899
                                                                        -------------------------------------------------------

          Net income (loss)                                             $  20,736      $  10,787      $ (27,547)      $   3,976
                                                                        =======================================================

          Depreciation expense                                          $   1,586      $     603      $     207       $   2,396
                                                                        =======================================================

          Capital expenditures                                          $   1,671      $     298      $     493       $   2,462
                                                                        =======================================================

          Total assets                                                  $ 107,195      $  56,914      $ 101,861       $ 265,970
                                                                        =======================================================


                                                                          United
                                                                          States       Germany          Other           Total
                                                                        -------------------------------------------------------
          Net sales                                                     $  53,749      $  12,046      $  16,932       $  82,727
                                                                        =======================================================

          Long-lived assets                                             $ 113,743      $   4,267      $   3,576       $ 121,586
                                                                        =======================================================

                 AS OF AND FOR THE QUARTER ENDED MARCH 31, 1999


                                                                Professional    Multimedia/
                                                                 Sound and       Audio
                                                               Entertain-       Communi-
                                                                  ment          cations       Corporate        Total
                                                              ----------------------------------------------------------
 Net sales                                                     $     49,599    $   29,811      $         -   $  79,410
 Cost of sales                                                       29,621        21,159                -      50,780
                                                              ----------------------------------------------------------
      Gross profit                                                   19,978         8,652                -      28,630

 Operating expenses:
      Engineering                                                         -             -            3,738       3,738
      Selling, general and administrative                                 -             -           18,324      18,324
      Corporate charges                                                   -             -              429         429
      Amortization of goodwill and other intangibles                      -             -              691         691
                                                              ----------------------------------------------------------
                                                                          -             -           23,182      23,182
                                                              ----------------------------------------------------------
 Operating profit (loss)                                             19,978         8,652          (23,182)      5,448
 Interest expense                                                         -             -            9,118       9,118
 Other income                                                             -             -           (1,531)     (1,531)
 Provision for income taxes                                               -             -              218         218
                                                              ----------------------------------------------------------

 Net income (loss)                                             $     19,978    $    8,652      $   (30,987)  $  (2,357)
                                                              ==========================================================

 Depreciation expense                                          $        767    $      414      $     1,167   $   2,348
                                                              ==========================================================

 Capital expenditures                                          $        939    $      583      $       438   $   1,960
                                                              ==========================================================

 Total assets                                                  $    122,495    $   46,687      $   105,274   $ 274,456
                                                              ==========================================================


                                                                   United
                                                                   States         Germany          Other        Total
                                                              ----------------------------------------------------------
 Net sales                                                     $     42,387    $    6,158      $    30,865   $  79,410
                                                              ==========================================================

 Long-lived assets                                             $    126,182    $    5,024      $     4,228   $ 135,434
                                                              ==========================================================

7. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as revised by SFAS No. 137, must be adopted by Telex no later than January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not quantified the impacts of adopting SFAS No. 133.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this report, contains forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives and expectations, that are based on management's current opinions, beliefs, or expectations as to future results or future events and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements involve known and unknown risks and uncertainties and the Company's actual results may differ materially from those forward-looking statements. While made in good faith and with a reasonable basis based on information currently available to the Company's management, there is no assurance that such opinions or expectations will be achieved or accomplished. The Company does not undertake to update, revise or correct any of the forward-looking information contained in this document. The following factors, in addition to those discussed elsewhere in this report, are representative of those factors that could affect the future results of the Company, and could cause results to differ materially from those expressed in such forward-looking statements: (i) the timely development and market acceptance of new products; (ii) the financial resources of competitors and the impact of competitive products and pricing; (iii) changes in general and industry specific economic conditions on a national, regional or international basis; (iv) changes in laws and regulations, including changes in accounting standards; (v) the timing of the implementation of changes in operations to effect cost savings; (vi) opportunities that may be presented to and pursued by the Company; (vii) the Company's ability to access external sources of capital; and (viii) such risks and uncertainties as are detailed from time to time in the Company's reports and filings with the SEC.

OVERVIEW

The Company is a leader in the design, manufacture and marketing of sophisticated audio, wireless and multimedia communications equipment to commercial, professional and industrial customers. The Company provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets, and, to a lesser extent, in the retail consumer electronics market. The Company offers a comprehensive range of products worldwide for professional audio systems as well as for multimedia and other communications product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, tape duplication products, talking book players, wireless LAN and SBA systems, personal computer speech recognition and speech dictation microphone systems, and hearing aids and wireless assistive listening devices. Its products are used in airports, theaters, sports arenas, concert halls, cinemas, stadiums, convention centers, television and radio broadcast studios, houses of worship and other venues where music or speech is amplified or transmitted, and by professional entertainers, television and radio on-air talent, presenters, airline pilots and the hearing impaired in order to facilitate speech or communications.

The Company has two business segments: Professional Sound and Entertainment and Multimedia/Audio Communications. Professional Sound and Entertainment consists of five lines of business within the overall professional audio market: (i) Fixed Installation; (ii) Professional Music Retail; (iii) Concert/Recording/Broadcast; (iv) Broadcast Communications Systems; and (v) Sound Reinforcement. Multimedia/Audio Communications segment targets nine principal product markets: (i) Computer Audio; (ii) Audio Duplication; (iii) Multimedia Presentation/Training; (iv) Aviation Communications/Other Applications; (v) Wireless LAN and SBA Systems; (vi) Talking Book Players; (vii) Wireless Communications; (viii) Hearing Aids; and (ix) Wireless Assistive Listening Systems.

The Company maintains assets and/or operations in a number of foreign jurisdictions, the most significant of which are Germany, the United Kingdom, Japan, Singapore, and Hong Kong. In addition, the Company conducts business in local currency in many countries, the most significant of which are Germany, the United Kingdom, Japan, Singapore, Hong Kong, Canada, Australia, Switzerland and France. Exposure to U.S. dollar/German mark and U.S. dollar/British pound exchange rate volatility is mitigated to some extent by the Company's ability to source its production needs with existing manufacturing capacity in Germany and the United Kingdom, and the exposure to the U.S. dollar/Japanese yen exchange rate volatility is to some extent mitigated by sourcing products denominated in yen from Japan or through contractual provisions in sales agreements with certain customers. Nevertheless, the Company has a direct and continuing exposure to both positive and negative foreign currency movements.

The Company reports the foreign exchange gains or losses on transactions as part of other (income) expense. Gains and losses on translation of foreign currency denominated balance sheets are classified as currency translation adjustments and are included in shareholder's deficit as a component of accumulated comprehensive loss.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's Condensed Consolidated Statements of Operations, in thousands:


                                                                        Quarter ended
                                                                 --------------------------
                                                                  March 31,        March 31,
                                                                    2000             1999
                                                                 --------------------------
Net sales:
     Professional Sound and Entertainment                         $ 51,880         $ 49,599
     Multimedia/Audio Communications                                30,847           29,811
                                                                  --------         --------
                                                                    82,727           79,410
                                                                  --------         --------
Gross profit:
     Professional Sound and Entertainment                           20,736           19,978
     Multimedia/Audio Communications                                10,787            8,652
                                                                  --------         --------
                                                                    31,523           28,630
                                                                  --------         --------

Operating profit                                                     7,075            5,448

Net income (loss)                                                 $  3,976         $ (2,357)
                                                                  ========         ========



QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

Net sales. The Company's net sales increased $3.3 million, or 4.2%, from $79.4 million in the quarter ended March 31, 1999 to $82.7 million in the quarter ended March 31, 2000. The Company discontinued several product lines throughout 1999 and early 2000. The Company's net sales, excluding sales of discontinued products in both periods, increased approximately 11%. The increase in net sales, in both the Professional Sound and Entertainment and the Multimedia/Audio Communications segments, is attributed to new products.

Net sales in the Company's Professional Sound and Entertainment segment increased $2.3 million, or 4.6%, from $49.6 million in the quarter ended March 31, 1999 to $51.9 million in the quarter ended March 31, 2000. Net sales, excluding sales of discontinued products in both periods, increased approximately 7%. The growth is attributed primarily to newly introduced speakers, amplifiers and consoles, in the last year.

Net sales in the Company's Multimedia/Audio Communications segment increased $1.0 million, or 3.5%, from $29.8 million in the quarter ended March 31, 1999 to $30.8 million in the quarter ended March 31, 2000. Net sales, excluding sales of discontinued products in both periods, increased approximately 17%. The growth is attributed primarily to newly introduced computer audio products in the last year.

Gross profit. The Company's gross profit increased $2.9 million, or 10.1%, from $28.6 million in the quarter ended March 31, 1999 to $31.5 million in the quarter ended March 31, 2000. As a percentage of sales, the gross margin rate in the respective periods increased from 36.1% to 38.1%. The increase in the gross margin rate for the quarter ended March 31, 2000 was attributed mainly to increased sales of high-margin products, selective selling price increases and product cost reductions.

Engineering. The Company's engineering expenses decreased $0.2 million, or 5.4% from $3.7 million in the quarter ended March 31, 1999 to $3.5 million in the quarter ended March 31, 2000.

Selling, general and administrative. The Company's selling, general and administrative expenses increased $1.7 million, or 9.3%, from $18.3 million in the quarter ended March 31, 1999 to $20.0 million in the quarter ended March 31, 2000. The increase in spending is attributed mainly to inflationary increases, and to increased spending for information technology and advertising and promotion.

Corporate charges. Corporate charges of $0.4 million in the quarter ended March 31, 2000 and 1999, respectively, represent fees for consulting and management services provided by Greenwich Street Capital Capital Partners, L.P. ("GSCP") under a management and services agreement.

Other income. The Company's other income for the quarter ended March 31, 2000 includes $6.5 million of royalty income attributed to the restructuring of a license agreement to provide a one-time, up-front fee in lieu of future royalties and $1.0 million for the sale of a trademark, offset by $0.2 million of applicable expenses. In the quarter ended March 31, 1999, the Company recognized other income of $1.0 million attributed to the business interruption insurance benefit resulting from a 1998 fire that destroyed the Company's Mishawaka, IN facility and recognized a gain of $0.3 million on $2.0 million of proceeds on the sales of certain vacated facilities.

Interest expense. Interest expense increased from $9.1 million in the quarter ended March 31, 1999 to $9.5 million in the quarter ended March 31, 2000. The increase was primarily due to higher interest rates associated with the Company's Senior Secured Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had cash and cash equivalents of $2.6 million compared to $3.2 million at December 31, 1999. The Company's principal source of funds in the quarter ended March 31, 2000 consisted of cash generated from financing activities. Net cash provided by financing activities was $1.4 million and net cash provided by operations was $0.5 million. Net cash used in investing activities was $2.5 million.

The Company's investing activities consisted mainly of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes and improve efficiency. Capital expenditures totaled $2.5 million for the quarter ended March 31, 2000 compared to $2.0 million for the quarter ended March 31, 1999. The Company's ability to make capital expenditures is subject to certain restrictions under its Senior Secured Credit Facility.

In the quarter ended March 31, 2000 the Company acquired for $1.7 million a manufacturing facility in Morrilton, Arkansas. The Company expects to reduce manufacturing costs and improve other efficiencies by relocating the manufacturing operations from certain of its existing manufacturing facilities to the Morrilton facility. The Company will recognize restructuring costs related to the closure of these facilities in the second quarter ended June 30, 2000 when plans are expected to be finalized.

The Company's consolidated indebtedness increased $1.3 million from $343.9 million at December 31, 1999 to $345.2 million at March 31, 2000. The increase in indebtedness is comprised of increased borrowings under the Company's Revolving Credit Facility, which were partially offset by scheduled principal reductions on the Company's Term Loan Facility and $0.9 million of new debt associated with the acquisition of the Morrilton, Arkansas facility.

The Company relies mainly on internally generated funds, and, to the extent necessary, borrowings under the Revolving Credit Facility and foreign working capital lines to meet its liquidity needs. The Company's liquidity needs arise primarily from debt service on indebtedness, working capital needs and capital expenditure requirements.

The Company's current credit facilities include the Senior Secured Credit Facility consisting of the Term Loan Facility of $94.1 million, the Revolving Credit Facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines, subject to certain limitations, of $5.4 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

As of March 31, 2000, $9.2 million of the Company's $94.1 million Term Loan Facility is payable in the next 12 months. In addition, the Company had $21.1 million outstanding under the Revolving Credit Facility and $4.0 million outstanding under the foreign working capital lines. Net availability at March 31, 2000 under the Revolving Credit Facility, computed by deducting $3.8 million of open letters of credit and applying applicable borrowing limitations, totaled $0.1 million. Net availability at March 31, 2000 under foreign working lines totaled $1.4 million. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by the Company; therefore, the Company's financial condition is and will continue to be affected by changes in the prevailing interest rates. The effective interest rate under these credit facilities in the quarter ended March 31, 2000 was 9.5%.

Pursuant to the Term Loan Facility, the Company is required to make permanent principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($32.5 million outstanding at March 31, 2000), in the amount of $6.5 million in the remainder of 2000 and $11.0 million and $15.0 million in 2001 and 2002 (with a final maturity date of November 6, 2002), respectively, and (ii) the

$65.0 million Tranche B Term Loan Facility ($61.6 million outstanding at March 31, 2000), in the amount of $0.4 million in the remainder of 2000 and $0.5 million, $0.5 million, $24.1 million and $36.1 million in 2001, 2002, 2003 and 2004 (with a final maturity date of November 6, 2004), respectively. In addition, under the terms of the Senior Secured Credit Facility, the Company is required to make mandatory prepayments with (i) certain asset sale proceeds,
(ii) any additional indebtedness and equity proceeds (with certain exceptions) and (iii) with 75% of the excess cash flow of the Company and its subsidiaries for each fiscal year commencing on April 1, 1997, and each fiscal year thereafter. In 2000 the Company will not make any payment under the excess cash flow requirements of the Senior Secured Credit Facility.

The Company has incurred substantial indebtedness in connection with a series of leveraged transactions. As a result, debt service obligations represent significant liquidity requirements for the Company. The Company intends to improve operations and liquidate nonproductive assets in part to meet the liquidity needs of the debt service and to satisfy the requirements of the debt covenants. The Company's year 2000 operating plan includes strategies to significantly improve operating results by reducing purchased material costs through more effective supply chain management, increasing selling prices on selective products, managing other operating costs to planned levels, reducing inventory through the use of consigned inventory from certain vendors and by consolidating overseas warehouses, and improving the accounts receivable collection experience. In the event the Company is unable to achieve the necessary operating improvements, it could be in default under the terms of its Senior Secured Credit Facility, the EVI Notes and the Telex Notes. In the event the operating improvements are not realized management would consider other strategic alternatives, including the renegotiation of the debt covenants, and the sale of certain operating assets and certain product lines. There can be no assurance that the Company will be successful in achieving the planned operating improvements or executing alternative strategies on terms acceptable to the Company, or that the Company will be able to renegotiate the debt covenants. Additionally, the Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. While the Company believes that the cash flow enhancements described above, together with the Company's Revolving Credit Facility and cash from operations, will be adequate to meet its debt service and principal payment requirements, capital expenditure needs, and working capital requirements in year 2000, no assurance can be given in this regard.

ENVIRONMENTAL MATTERS

The Company is a party in a number of environmental enforcement matters and related claims that have arisen in the ordinary course of business. Certain environmental matters are indemnified by Mark IV Industries, Inc. Based upon reliance of this indemnification, the Company believes that such matters and claims, if finally determined in a manner adverse to the Company, whether considered separately or in the aggregate, would not have a material adverse effect on the operating results of financial condition of the Company. The Company believes that compliance with current federal, state and local environmental protection laws and provisions should not have a material adverse effect on the operating income or financial condition of the Company. The assessment of materiality of such environmental matters and claims is based on a gross determination of such charges that could occur and does not give effect to possible third party recoveries.

NEW ACCOUNTING STANDARDS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as revised by SFAS No. 137, must be adopted by Telex no later than January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company has not quantified the impacts of adopting SFAS No. 133.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

EXCHANGE RATE SENSITIVITY ANALYSIS

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During the quarter ended March 31, 2000, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in the consolidated statement of operations.

At March 31, 2000, the Company had $9.0 million in outstanding forward exchange contracts, with a weighted remaining maturity of 19 days.

At March 31, 2000, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $0.9 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At March 31, 2000, the Company had fixed rate debt of $225.0 million and floating rate debt of $119.2 million. Holding all other variables constant (such as foreign exchange rates and debt levels), a one-percentage point decrease in interest rates would increase the unrealized fair market value of the $225.0 million fixed rate debt by approximately $7.7 million. The earnings and cash flow impact for the next twelve months resulting from a one-percentage point increase in interest rates on the $119.2 million floating rate debt would be approximately $1.2 million, holding all other variables constant.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

In April 2000, the Company announced its intention of phasing out production at its Newport and Sevierville, Tennessee manufacturing facilities. The Company will recognize restructuring costs related to the closure of these facilities along with the previously announced closure of the Austin, Texas facility in the second quarter ended June 30, 2000 when plans are expected to be finalized.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1 (a) Restated and Amended Settlement Agreement, dated March 29, 2000, by and between Telex Communications, Inc. and Altec Lansing Technologies, Inc.

    10.1 (b) Amendment to Restated and Amended Settlement Agreement, dated April 28, 2000 by and between Telex Communications, Inc. and Altec Lansing Technologies, Inc.

    10.2 (a) Restated and Amended Purchase and Sale Agreement, dated March 30, 2000, by and between Telex Communications, Inc. and Altec Lansing Technologies, Inc.

    10.2 (b) Amendment to Restated and Amended Purchase and Sale Agreement, dated April 28, 2000 by and between Telex Communications, Inc. and Altec Lansing Technologies, Inc.

    27.1      Financial Data Schedule


(b)  Reports on Form 8-K

     None.

SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                        TELEX COMMUNICATIONS, INC.


Dated: May 15, 2000                   By: /s/ Ned C. Jackson
       ----------------------             ---------------------------------
                                          Ned C. Jackson
                                          President and Chief Executive Officer


                                      TELEX COMMUNICATIONS, INC.


Dated: May 15, 2000                   By: /s/ Richard J. Pearson
       ----------------------             -----------------------------------
                                          Richard J. Pearson
                                          Vice President and Chief Financial
                                          Officer

                           TELEX COMMUNICATIONS, INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT

10.1 (a) Restated and Amended Settlement Agreement, dated March 29, 2000, by and between Telex Communications, Inc. and Altec Lansing Technologies, Inc.

10.1 (b) Amendment to Restated and Amended Settlement Agreement, dated April 28, 2000 by and between Telex Communications, Inc. and Altec Lansing Technologies, Inc.

10.2 (a) Restated and Amended Purchase and Sale Agreement, dated March 30, 2000, by and between Telex Communications, Inc. and Altec Lansing Technologies, Inc.

10.2 (b) Amendment to Restated and Amended Purchase and Sale Agreement, dated April 28, 2000 by and between Telex Communications, Inc. and Altec Lansing Technologies, Inc.

27.1         Financial Data Schedule