Form 10-Q
period 2000-06-30
TELEX COMMUNICATIONS INC
filed 2000-08-09
CIK 857668

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

For the quarterly period ended June 30, 2000       Commission File No. 333-27341

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

            12000 PORTLAND AVENUE SOUTH, MINNEAPOLIS, MINNESOTA 55337
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code: (952) 884-4051

                                  ------------

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

AS OF JUNE 30, 2000 THERE WERE 110 SHARES OF TELEX COMMUNICATIONS, INC., $0.01 PAR VALUE, OUTSTANDING.


                        THIS DOCUMENT CONTAINS 24 PAGES.

================================================================================

                       PART I. --- FINANCIAL INFORMATION




Item 1.  Financial Statements                                                                           Page(s)
Included herein is the following unaudited financial information:
Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                                   3
Consolidated Statements of Operations for the three and six month periods ended June 30, 2000 and 1999  4
Consolidated Statements of Cash Flows for the six month periods ended June 30, 2000 and 1999            5
Notes to Consolidated Financial Statements                                                              6-13
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          14-20
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     21

                         PART II. --- OTHER INFORMATION

                                                                                                        Page(s)
Item 6.  Exhibits and Reports on Form 8-K                                                               22
Signatures                                                                                              23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (UNAUDITED)

                                                                                              JUNE 30,            DECEMBER 31,
                                                                                               2000                  1999
                                                                                        --------------------  --------------------

                                                             ASSETS
Current assets:
      Cash and cash equivalents                                                           $        3,450        $        3,239
      Accounts receivable, net                                                                    60,326                59,438
      Inventories                                                                                 70,356                66,573
      Other current assets                                                                        13,764                14,665
                                                                                          --------------        --------------
           Total current assets                                                                  147,896               143,915

Property, plant and equipment, net                                                                43,837                45,048
Deferred financing costs, net                                                                      9,490                10,476
Intangible and other assets, net                                                                  60,400                62,559
                                                                                          --------------        --------------
                                                                                          $      261,623        $      261,998
                                                                                          ==============        ==============


                                              LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
      Revolving lines of credit                                                           $      25,648         $      22,688
      Current maturities of long-term debt                                                        9,482                 8,982
      Accounts payable                                                                           23,947                20,817
      Accrued wages and benefits                                                                  9,543                10,708
      Accrued interest                                                                            5,815                 5,898
      Other accrued liabilities                                                                  18,514                16,750
      Income taxes payable                                                                       10,920                 8,935
                                                                                          -------------         -------------
           Total current liabilities                                                            103,869                94,778

Long-term debt                                                                                  308,431               312,207
Other long-term liabilities                                                                      10,120                 9,470
                                                                                          -------------         -------------
           Total liabilities                                                                    422,420               416,455
                                                                                          -------------         -------------

Shareholder's deficit:
      Common stock and capital in excess of par                                                   3,147                 3,139
      Accumulated other comprehensive loss                                                       (5,317)               (3,508)
      Accumulated deficit                                                                      (158,627)             (154,088)
                                                                                          -------------         -------------
           Total shareholder's deficit                                                         (160,797)             (154,457)
                                                                                          -------------         -------------
                                                                                          $     261,623         $     261,998
                                                                                          =============         =============

                             See accompanying notes.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (UNAUDITED)

                                                                 QUARTER ENDED                      SIX MONTHS ENDED
                                                        ================================     ===============================
                                                           JUNE 30,           JUNE 30,           JUNE 30,       JUNE 30,
                                                             2000               1999               2000           1999
                                                        ==============    ==============     ==============   ==============

Net sales                                                $     84,511      $     86,761       $    167,238     $    166,171
Cost of sales                                                  51,623            54,190            102,827          104,970
                                                         ------------      ------------       ------------     ------------
                 Gross profit                                  32,888            32,571             64,411           61,201
                                                         ------------      ------------       ------------     ------------
Operating expenses:
     Engineering                                                3,560             3,672              7,033            7,410
     Selling, general and administrative                       21,415            19,800             41,446           38,124
     Corporate charges                                            429               429                858              858
     Amortization of goodwill and other intangibles               515               703              1,030            1,394
     Restructuring charges                                      9,703                 -              9,703                -
                                                         ------------      ------------       ------------     ------------
                                                               35,622            24,604             60,070           47,786
                                                         ------------      ------------       ------------     ------------
                 Operating profit (loss)                       (2,734)            7,967              4,341           13,415
Interest expense                                                8,178             9,012             17,689           18,130
Other income                                                   (2,879)             (521)           (10,190)          (2,052)
                                                         ------------      ------------       ------------     ------------
Loss before provision for income taxes                         (8,033)             (524)            (3,158)          (2,663)
Provision for income taxes                                        482               766              1,381              984
                                                         ------------      ------------       ------------     ------------
                 Net loss                                $     (8,515)     $     (1,290)      $     (4,539)    $     (3,647)
                                                         ============      ============       ============     ============

                             See accompanying notes.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                  ==============================================
                                                                                        JUNE 30,                 JUNE 30,
                                                                                          2000                    1999
                                                                                  =====================   ======================
OPERATING ACTIVITIES:
      Net loss                                                                     $            (4,539)    $             (3,647)
      Adjustments to reconcile net income (loss) to cash flows from operations:
           Depreciation, amortization and provision for bad debts                                7,149                    7,371
           Gain on sale of facilities, product lines and intangible assets                        (973)                    (234)
           Stock option compensation expense                                                         8                      109
           Restructuring charge                                                                  9,703                        -
           Equity in earnings of joint venture                                                    (573)                       -
           Change in operating assets and liabilities                                           (5,510)                  (9,096)
           Change in long-term liabilities                                                         586                       76
                                                                                  ---------------------   ----------------------
      Net cash provided by (used in) operating activities                                        5,851                   (5,421)
                                                                                  ---------------------   ----------------------

INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                                (5,923)                  (5,280)
      Proceeds from sale of facilities, product lines and intangible assets                      1,000                    2,248
      Investment in joint venture                                                                 (550)                       -
                                                                                  ---------------------   ----------------------
      Net cash used in investing activities                                                     (5,473)                  (3,032)
                                                                                  ---------------------   ----------------------

FINANCING ACTIVITIES:
      Borrowings under revolving lines of credit, net                                            3,153                   15,455
      Repayment of long-term debt                                                               (4,240)                  (6,691)
      Borrowings of other long-term debt                                                           964                        -
                                                                                  ---------------------   ----------------------
      Net cash provided by (used in) financing activities                                         (123)                   8,764
                                                                                  ---------------------   ----------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:                                      (44)                    (260)
                                                                                  ---------------------   ----------------------

CASH AND CASH EQUIVALENTS:
      Net increase                                                                                 211                       51
      Beginning of period                                                                        3,239                    3,431
                                                                                  ---------------------   ----------------------
      End of period                                                                $             3,450     $              3,482
                                                                                  =====================   ======================

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
      Interest                                                                     $            18,174     $             17,187
                                                                                  =====================   ======================
      Income taxes (refunds), net                                                  $              (433)    $                653
                                                                                  =====================   ======================

                             See accompanying notes.

                           TELEX COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. Telex Communications, Inc. ("Telex" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Telex Communications Group, Inc. ("Holdings"), a Delaware corporation and the corporate parent of the Company. The condensed consolidated balance sheet as of June 30, 2000 and December 31, 1999, the condensed consolidated statements of operations for the quarters and six months ended June 30, 2000 and June 30, 1999, and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and June 30, 1999 have been prepared by the Company without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these financial statements reflect all adjustments (which include normal recurring accruals) necessary to present fairly the financial position of Telex at June 30, 2000 and the results of its operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. Therefore, these statements should be read in conjunction with the more detailed information, risk factors and financial statements, including the related notes, included in the Form 10-K for the fiscal year ended December 31, 1999 filed by Telex with the SEC on March 30, 2000 (the "Form 10-K"). Unless otherwise defined herein, capitalized terms shall have the meaning set forth in the Form 10-K. The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.   Inventories consist of the following, in thousands:

                                                               June 30,         December 31,
                                                                 2000               1999
                                                                 ----               ----

        Raw materials and parts                             $     27,868       $     31,848
        Work in process                                           12,461              9,852
        Finished products                                         30,027             24,873
                                                            ------------       ------------
                                                            $     70,356       $     66,573
                                                            ============       ============

3. The Company recorded an income tax provision of $0.5 million and $1.4 million on pre-tax losses of $8.0 million and $3.2 million for the quarter and six months ended June 30, 2000, respectively. The income tax provision for the six months ended June 30, 2000 is comprised of a U.S. Federal income tax benefit of $0.2 million, which is offset by a deferred tax valuation allowance adjustment of $0.2 million, and an income tax provision of $1.4 million attributed to income of certain foreign subsidiaries for the six months ended June 30, 2000.

     The Company has a deferred tax asset of $23.2 million offset by a deferred tax valuation allowance of $23.2 million at June 30, 2000 due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

4. Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net loss represents net loss adjusted for foreign currency translation adjustments and minimum pension liability adjustment. Comprehensive net loss was $9.2 million and $6.3 million for the quarter and six months ended June 30, 2000, respectively. Comprehensive net loss was $2.2 million and $6.6 million for the quarter and six months ended June 30, 1999, respectively.

5. In May 2000, the Company received $9.6 million of cash from Altec Lansing for settlement of previously issued interest-bearing notes related to past due royalty fees, a one-time, up-front fee on future royalties and the sale of the Altec Lansing trademark. The original agreement called for the notes to mature in varying amounts through March 2005. Income associated with these transactions was recognized in the fourth quarter ended December 31, 1999 and the first quarter ended March 31, 2000.

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

     The following tables provide information by business segment (amounts in thousands):

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                                               Professional      Multimedia/
                                                                 Sound and          Audio
                                                                Entertain-        Communi-
                                                                   ment            cations      Corporate         Total
                                                               ----------      -----------     -----------      ---------
 Net sales                                                     $   56,129      $    28,382     $         -      $  84,511
 Cost of sales                                                     34,496           17,127               -         51,623
                                                               ----------      -----------     -----------      ---------
      Gross profit                                                 21,633           11,255               -         32,888
                                                               ----------      -----------     -----------      ---------
 Operating expenses:
      Engineering                                                       -                -           3,560          3,560
      Selling, general and administrative                               -                -          21,415         21,415
      Corporate charges                                                 -                -             429            429
      Amortization of goodwill and other intangibles                    -                -             515            515
      Restructuring charges                                             -                -           9,703          9,703
                                                               ----------      -----------     -----------      ---------
                                                                        -                -          35,622         35,622
                                                               ----------      -----------     -----------      ---------
 Operating profit (loss)                                           21,633           11,255         (35,622)        (2,734)
 Interest expense                                                       -                -           8,178          8,178
 Other income                                                           -                -          (2,879)        (2,879)
 Provision for income taxes                                             -                -             482            482
                                                               ----------      -----------     -----------      ---------

 Net income (loss)                                             $   21,633      $    11,255     $   (41,403)     $  (8,515)
                                                               ==========      ===========     ===========      =========

 Depreciation expense                                          $    2,158      $       907     $       233      $   3,298
                                                               ==========      ===========     ===========      =========

 Capital expenditures                                          $    2,847      $       402     $       212      $   3,461
                                                               ==========      ===========     ===========      =========

                                                                 United
                                                                 States          Germany          Other           Total
                                                               ----------      -----------     -----------      ---------

 Net sales                                                     $   51,132      $     7,108     $    26,271      $  84,511
                                                               ==========      ===========     ===========      =========

                AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                             Professional     Multimedia/
                                                               Sound and         Audio
                                                              Entertain-        Communi-
                                                                 ment           cations       Corporate          Total
                                                             ------------     -----------     ---------        ----------
  Net sales                                                  $  108,009       $   59,229      $     -          $  167,238
  Cost of sales                                                  65,640           37,187            -             102,827
                                                             ------------     -----------     ---------        ----------
       Gross profit                                              42,369           22,042            -              64,411
                                                             ------------     -----------     ---------        ----------

  Operating expenses:
       Engineering                                                -                -              7,033             7,033
       Selling, general and administrative                        -                -             41,446            41,446
       Corporate charges                                          -                -                858               858
       Amortization of goodwill and other intangibles             -                -              1,030             1,030
       Restructuring charges                                                                      9,703             9,703
                                                             ------------     -----------     ---------        ----------
                                                                  -                -             60,070            60,070
                                                             ------------     -----------     ---------        ----------
  Operating profit (loss)                                        42,369           22,042        (60,070)            4,341
  Interest expense                                                  -                -           17,689            17,689
  Other income                                                      -                -          (10,190)          (10,190)
  Provision for income taxes                                        -                -            1,381             1,381
                                                             ------------     -----------     ---------        ----------

  Net income (loss)                                          $   42,369       $   22,042      $ (68,950)       $   (4,539)
                                                             ============     ===========     =========        ==========

  Depreciation expense                                       $    3,744       $    1,510      $     440        $    5,694
                                                             ============     ===========     =========        ==========

  Capital expenditures                                       $    4,518       $      700      $     705        $    5,923
                                                             ============     ===========     =========        ==========

  Total assets                                               $  122,550       $   48,258      $  90,815        $  261,623
                                                             ============     ===========     =========        ==========


                                                                United
                                                                States          Germany         Other            Total
                                                             ------------     -----------     ---------        ----------

 Net sales                                                   $  104,881       $   19,154      $  43,203        $  167,238
                                                             ============     ===========     =========        ==========

 Long-lived assets                                           $  104,270       $    4,327      $   5,130        $  113,727
                                                             ============     ===========     =========        ==========


                       FOR THE QUARTER ENDED JUNE 30, 1999

                                                              Professional      Multimedia/
                                                               Sound and           Audio
                                                               Entertain-        Communi-
                                                                  ment           cations       Corporate          Total
                                                              ------------      -----------    ---------        ---------
  Net sales                                                    $   53,771        $ 32,990      $   -            $  86,761
  Cost of sales                                                    31,344          22,846          -               54,190
                                                              ------------      -----------    ---------        ---------
       Gross profit                                                22,427          10,144          -               32,571
                                                              ------------      -----------    ---------        ---------
  Operating expenses:
       Engineering                                                  -                 -            3,672            3,672
       Selling, general and administrative                          -                 -           19,800           19,800
       Corporate charges                                            -                 -              429              429
       Amortization of goodwill and other intangibles               -                 -              703              703
                                                              ------------      -----------    ---------        ---------
                                                                    -                 -           24,604           24,604
                                                              ------------      -----------    ---------        ---------
  Operating profit (loss)                                          22,427          10,144        (24,604)           7,967
  Interest expense                                                  -                 -            9,012            9,012
  Other income                                                      -                 -             (521)            (521)
  Provision for income taxes                                        -                 -              766              766
                                                              ------------      -----------    ---------        ---------

  Net income (loss)                                            $   22,427        $ 10,144      $ (33,861)       $ (1,290)
                                                              ============      ===========    =========        =========

  Depreciation expense                                         $      655        $    781      $   1,003        $   2,439
                                                              ============      ===========    =========        =========

  Capital expenditures                                         $    1,378        $    752      $   1,190        $   3,320
                                                              ============      ===========    =========        =========


                                                                 United
                                                                 States           Germany        Other            Total
                                                              ------------      -----------    ---------        ---------

  Net sales                                                    $   55,769        $ 12,521      $  18,471        $  86,761
                                                              ============      ===========    =========        =========

                AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                                              Professional      Multimedia/
                                                               Sound and           Audio
                                                               Entertain-        Communi-
                                                                  ment            cations        Corporate          Total
                                                              ------------      ----------       ----------      -----------
  Net sales                                                    $   103,370      $   62,801       $    -          $   166,171
  Cost of sales                                                     61,540          43,430            -              104,970
                                                              ------------      ----------       ----------      -----------
       Gross profit                                                 41,830          19,371            -               61,201
                                                              ------------      ----------       ----------      -----------

  Operating expenses:
       Engineering                                                  -               -                 7,410            7,410
       Selling, general and administrative                          -               -                38,124           38,124
       Corporate charges                                            -               -                   858              858
       Amortization of goodwill and other intangibles               -               -                 1,394            1,394
                                                              ------------      ----------       ----------      -----------
                                                                       -               -             47,786           47,786
                                                              ------------      ----------       ----------      -----------
  Operating profit (loss)                                           41,830          19,371          (47,786)          13,415
  Interest expense                                                  -               -                18,130           18,130
  Other income                                                      -               -                (2,052)          (2,052)
  Provision for income taxes                                        -               -                   984              984
                                                              ------------      ----------       ----------      -----------

  Net income (loss)                                            $    41,830      $   19,371       $  (64,848)     $    (3,647)
                                                              ============      ==========       ==========      ===========

  Depreciation expense                                         $     1,422      $    1,195       $    2,170      $     4,787
                                                              ============      ==========       ==========      ===========

  Capital expenditures                                         $     2,317      $    1,335       $    1,628      $     5,280
                                                              ============      ==========       ==========      ===========

  Total assets                                                 $   137,182      $   46,687       $   98,602      $   282,471
                                                              ============      ==========       ==========      ===========

                                                                 United
                                                                 States           Germany          Other            Total
                                                              ------------      ----------       ----------      -----------

  Net sales                                                    $    98,156      $   18,679       $   49,336      $   166,171
                                                              ============      ==========       ==========      ===========

 Long-lived assets                                             $   124,656      $    4,785       $    5,440      $   134,881
                                                              ============      ==========       ==========      ===========


7. During the second quarter ended June 30, 2000, the Company recorded pre-tax restructuring charges of $9.7 million attributable to the consolidation of certain of its United States manufacturing, engineering, distribution, marketing, service and administrative operations to reduce costs, to better utilize available manufacturing and operating capacity and to enhance competitiveness. Included in the restructuring charges are expected cash expenditures of $4.9 million, of which $4.3 million is for severance pay, substantially all of which is payable over the next twelve months, and $0.6 million is for other miscellaneous costs. The remaining $4.8 million of the restructuring charge represents non-cash charges associated with discontinued product lines, of which $3.5 million is for writedown of goodwill, $0.8 million is for writedown of fixed assets and $0.5 million is for writedown of inventory.

8. In May 2000, the Company relocated its corporate headquarters to Burnsville, Minnesota, a facility leased from a limited liability joint venture in which the Company has a 50% interest. The Company contributed equity of $0.6 million to the joint venture formed in March 2000. The Company's investment is accounted for under the equity method. Telex's allocable share of the joint venture income is included as a component of other income in the accompanying consolidated statements of operations.

     The annual lease payments are $1.1 million for years one to five and $1.2 million for years six to ten. In accordance with SFAS No. 13 "Accounting for Leases," the Company records the lease obligations as an operating lease.

9. In June 2000, the Company received an arbitration ruling entitling the Company to a payment of $9.2 million, inclusive of interest of $2.1 million, in connection with a dispute arising out of the Company's purchase of Mark IV Industries, Inc. ("Mark IV") Audio Products Group in December 1996.

     In July 2000 the Company received $6.1 million of cash from Mark IV. In the second quarter ended June 30, 2000, the Company recorded a receivable from Mark IV of $6.1 million, recognized interest income of $1.4 million, reduced goodwill attributed to the purchase transaction by $0.4 million, accrued arbitration-related professional services' expenses of $0.9 million and reduced prepaid expenses of $3.4 million associated with the arbitration.

     Mark IV filed a notice of petition in July 2000 with the Supreme Court of the State of New York to vacate the remaining $3.1 million of the award. The Company has opposed Mark IV's petition and filed a cross motion to confirm the arbitrator's award.

10. In the second quarter ended June 30, 2000 the Company recorded other income of $2.1 million from an insurance settlement related to a lawsuit filed by the Company's former CEO.

11. The Company has incurred substantial indebtedness in connection with a series of leveraged transactions. As a result, debt service obligations represent significant liquidity requirements for the Company. The Company intends to improve operations and liquidate nonproductive assets in part to meet the liquidity needs of the debt service and to satisfy the requirements of the debt covenants. The Company's year 2000 operating plan includes strategies to significantly improve operating results by reducing purchased material costs through more effective supply chain management, increasing selling prices on selective products, managing other operating costs to planned levels, reducing inventory through the use of consigned inventory from certain vendors and by consolidating overseas warehouses, and improving the accounts receivable collection experience. In the event the Company is unable to achieve the necessary operating improvements, it could be in default under the terms of its Senior Secured Credit Facility, the EVI Notes and the Telex Notes. In the event the operating improvements are not realized, management would consider other strategic alternatives, including the renegotiation of the debt covenants and the sale of certain operating assets and certain product lines. There can be no assurance that the Company will be successful in achieving the planned operating improvements or executing alternative strategies on terms acceptable to the Company or that the Company will be able to renegotiate the debt covenants. Additionally, the Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. While the Company believes that the cash flow enhancements described above, together with the Company's Revolving Credit Facility and cash from operations, will be adequate to meet its debt service and principal payment requirements, capital expenditure needs, and working capital requirements in year 2000, no assurance can be given in this regard.

12. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as revised by SFAS No. 137, must be adopted by Telex no later than January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not quantified the impact of adopting SFAS No. 133.

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

The Company reports the foreign exchange gains or losses on transactions as part of other (income) expense. Gains and losses on translation of foreign currency denominated balance sheets are classified as currency translation adjustments and are included in shareholder's deficit as a component of accumulated other comprehensive loss.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's condensed consolidated statements of operations, in thousands:

                                                        Quarter ended                       Six months ended
                                              -------------------------------     -----------------------------------
                                               June 30,     June 30,      %        June 30,      June 30,        %
                                                 2000         1999     Change       2000           1999        Change
                                              ----------------------   ------     -----------------------      ------
Net sales:
     Professional Sound and Entertainment     $ 56,129     $ 53,771      4.4%     $ 108,009     $ 103,370        4.5%
     Multimedia/Audio Communications            28,382       32,990    -14.0%        59,229        62,801       -5.7%
                                              ----------------------   ------     -----------------------      ------
     Total net sales                            84,511       86,761     -2.6%       167,238       166,171        0.6%
                                              ----------------------   ------     -----------------------      ------
Gross profit:
     Professional Sound and Entertainment       21,633       22,427                  42,369        41,830
         % of sales                               38.5%        41.7%                   39.2%         40.5%
     Multimedia/Audio Communications            11,255       10,144                  22,042        19,371
         % of sales                               39.7%        30.7%                   37.2%         30.8%
                                              ----------------------              -----------------------
     Total gross profit                         32,888       32,571                  64,411        61,201
         % of sales                               38.9%        37.5%                   38.5%         36.8%
                                              ----------------------              -----------------------
Operating profit (loss)                       $ (2,734)    $  7,967               $   4,341     $  13,415
                                              ======================              =======================
Net loss                                      $ (8,515)    $ (1,290)              $  (4,539)    $  (3,647)
                                              ======================              =======================

QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

Net sales. The Company's net sales decreased $2.3 million, or 2.6%, from $86.8 million in the quarter ended June 30, 1999 to $84.5 million in the quarter ended June 30, 2000. Net sales increased $1.0 million, or 0.6%, from $166.2 million for the six months ended June 30, 1999 to

$167.2 million for the six months ended June 30, 2000. The Company discontinued several product lines throughout 1999 and early 2000. The Company's net sales, excluding sales of discontinued products, increased approximately 3% and 7% for the quarter and six months ended June 30, 2000, respectively. The increase in net sales, in both the Professional Sound and Entertainment and the Multimedia/Audio Communications segments, is attributed to new products.

Net sales in the Company's Professional Sound and Entertainment segment increased $2.3 million, or 4.4%, from $53.8 million in the quarter ended June 30, 1999 to $56.1 million in the quarter ended June 30, 2000. Net sales increased $4.6 million, or 4.5%, from $103.4 million for the six months ended June 30, 1999 to $108.0 million for the six months ended June 30, 2000. Net sales, excluding sales of discontinued products in both periods, increased approximately 7% for the quarter and six month periods ended June 30, 2000, respectively. The growth is attributed primarily to newly introduced speakers, amplifiers and consoles, in the last year.

Net sales in the Company's Multimedia/Audio Communications segment decreased $4.6 million, or 14.0%, from $33.0 million in the quarter ended June 30, 2000 to $28.4 million in the quarter ended June 30, 2000. Net sales decreased $3.6 million, or 5.7%, from $62.8 million for the six months ended June 30, 1999 to $59.2 million for the six months ended June 30, 2000. Net sales, excluding sales of discontinued products in both periods and one-time revenue in the second quarter of last year, were about flat for the quarter and increased approximately 8% for the six month period. The growth is attributed primarily to newly introduced computer audio products in the last year.

Gross profit. The Company's gross profit increased $0.3 million, or 0.9%, from $32.6 million in the quarter ended June 30, 1999 to $32.9 million in the quarter ended June 30, 2000. Gross profit increased $3.2 million, or 5.2% from $61.2 million for the six months ended June 30, 1999 to $64.4 million for the six months ended June 30, 2000. As a percentage of sales, the gross margin rate increased from 37.5% in the quarter ended June 30, 1999 to 38.9% in the quarter ended June 30, 2000, and increased from 36.8% for the six months ended June 30, 1999 to 38.5% for the six months ended June 30, 2000. The increase in the gross margin rate for the quarter and for the six months ended June 30, 2000 is attributed mainly to increased sales of high-margin products, discontinuation of low margin products, selective selling price increases and product cost reductions.

Engineering. The Company's engineering expenses remained about flat, decreasing $0.1 million, or 2.8% from $3.7 million in the quarter ended June 30, 1999 to $3.6 million in the quarter ended June 30, 2000. Engineering expenses for the six months ended June 30, 2000 decreased slightly to $7.0 million from $7.4 million for the six months ended June 30, 1999.

Selling, general and administrative. The Company's selling, general and administrative expenses increased $1.6 million, or 8.1%, from $19.8 million in the quarter ended June 30, 1999 to $21.4 million in the quarter ended June 30, 2000. Selling, general and administrative expenses increased $3.3 million, or 8.7%, from $38.1 million for the six months ended June 30, 1999 to $41.4 million for the six months ended June 30, 2000. The increase in spending is attributed mainly to inflationary increases, to increased spending for information technology and advertising and promotion, and to increases in salary and incentive compensation.

Corporate charges. Corporate charges of $0.4 million for the quarters ended June 30, 2000 and

1999, and $0.9 million for the six months ended June 30, 2000 and 1999, respectively, represent fees for consulting and management services provided by Greenwich Street Capital Partners, L.P. ("GSCP") under a management and services agreement.

Restructuring charges. In the second quarter ended June 30, 2000 the Company recorded pre-tax restructuring charges of $9.7 million attributable to consolidation of certain of its United States manufacturing, engineering, marketing, service and administrative operations to reduce costs and to increase operating efficiencies. Included in the restructuring charges are $4.9 million of expected cash expenditures, primarily related to severance pay expected to be paid over the next twelve months and $4.8 million of non-cash charges, primarily related to discontinued product lines (see note 7 to the financial statements).

The consolidation will include the closure of some facilities and will also include the transfer of a portion of the work from certain facilities to the Company's remaining locations. The Company expects to complete substantially all of the restructuring of the operations by the second quarter of Fiscal 2001, and expects to complete the sale and disposal of the owned facilities and equipment related to those operations by early Fiscal 2002.

Other income. The Company's other income for the quarter ended June 30, 2000 includes income of $2.1 million from an insurance settlement related to a lawsuit filed by the Company's former CEO. For the six months ended June 2000, other income includes $6.5 million attributed to the restructuring of a license agreement to provide for a one-time, up-front fee in lieu of future royalties and to $1.0 million for the sale of a trademark, offset by $0.2 million of applicable expenses. The Company's royalty income of $0.5 million was the main contributor to other income for the quarter ended June 30, 1999. In the six months ended June 30, 1999, the Company's other income totaled $2.1 million, comprised principally of a business interruption insurance benefit of $1.0 million related to the Company's Mishawaka, IN facility destroyed by a fire in 1998, royalty income of $0.8 million and a gain of $0.2 million on $2.2 million of proceeds on the sales of certain vacated facilities and certain product lines.

Interest expense. The Company's net interest expense decreased from $9.0 million in the quarter ended June 30, 1999 to $8.2 million in the quarter ended June 30, 2000. The net interest expense decreased from $18.1 million for the six months ended June 30, 1999 to $17.7 million for the six months ended June 30, 2000. The decrease was primarily due to $1.4 million of interest income recognized in the second quarter ended June 30, 2000 associated with an arbitration ruling in June 2000 (see note 9 to the financial statements). Interest expense increased $0.6 million and $1.0 million for the quarter and six months ended June 30, 2000, respectively. The increase in interest expense is attributable to higher interest rates and higher average outstanding indebtedness associated with the Company's Senior Secured Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had cash and cash equivalents of $3.5 million compared to $3.2 million at December 31, 1999. The Company's principal source of funds in the six months ended June 30, 2000 consisted of cash generated from operating activities. Net cash provided by operating activities was $5.9 million. Net cash used in investing activities was $5.5 million and net cash used in financing activities was $0.1 million.

The Company's investing activities consisted mainly of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes and improve efficiency. Capital expenditures totaled $5.9 million for the six months ended June 30, 2000 compared to $5.3 million for the six months ended June 30, 1999. The Company's ability to make capital expenditures is subject to certain restrictions under its Senior Secured Credit Facility.

The Company's inventories increased from $66.6 million at December 31, 1999 to $70.4 million at June 30, 2000. The increase is attributed primarily to safety-stock build up while production is being transferred to the new manufacturing facility in Morrilton, Arkansas. The Company expects inventory to decline to normal levels by December 31, 2000.

The Company's consolidated indebtedness decreased $0.3 million from $343.9 million at December 31, 1999 to $343.6 million at June 30, 2000. The decrease in the Company's Term Loan Facility was substantially offset by increased borrowings under the Company's Revolving Credit Facility and $1.0 million of new debt associated with the acquisition of the Morrilton, Arkansas facility.

The Company relies mainly on internally generated funds, and, to the extent necessary, borrowings under the Revolving Credit Facility and foreign working capital lines to meet its liquidity needs. The Company's liquidity needs arise primarily from debt service on indebtedness, working capital needs and capital expenditure requirements.

The Company's current credit facilities include the Senior Secured Credit Facility consisting of the Term Loan Facility of $91.9 million, the Revolving Credit Facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines, subject to certain limitations, of $5.1 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

As of June 30, 2000, $9.5 million of the Company's $94.1 million Term Loan Facility is payable in the next 12 months. In addition, the Company had $22.0 million outstanding under the Revolving Credit Facility and $3.6 million outstanding under the foreign working capital lines. Net availability at June 30, 2000 under the Revolving Credit Facility, computed by deducting $2.0 million of open letters of credit and applying applicable borrowing limitations, totaled $1.0 million. Net availability at June 30, 2000 under foreign working lines totaled $1.5 million. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by the Company; therefore, the Company's financial condition is and will continue to be affected by changes in the prevailing interest rates. The effective interest rate under these credit facilities in the six months ended June 30, 2000 was 9.7%.

Pursuant to the Term Loan Facility, the Company is required to make permanent principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($30.5 million outstanding at June 30, 2000), in the amount of $4.5 million in the remainder of 2000 and $11.0 million and $15.0 million in 2001 and 2002 (with a final maturity date of November 6, 2002), respectively, and (ii) the $65.0 million Tranche B Term Loan Facility ($61.4 million outstanding at June 30,
2000), in the amount of $0.2 million in the remainder of 2000 and $0.5 million, $0.5 million, $24.1 million and $36.1 million in 2001, 2002, 2003 and 2004 (with a final maturity date of November 6, 2004), respectively. In addition, under the terms of the Senior Secured Credit Facility, the Company is required to make mandatory prepayments with (i) certain asset sale proceeds, (ii) any additional indebtedness and equity proceeds (with certain exceptions) and (iii) with 75% of the excess cash flow of the Company and its subsidiaries for each fiscal year commencing on April 1, 1997, and each fiscal year thereafter. In 2000 the Company will not make any payment under the excess cash flow requirements of the Senior Secured Credit Facility.

In the second half of the year the Company expects to generate cash from operations, primarily from improvements in gross margin, increase in sales, reduction of inventory and improvement in the receivable collection experience. The Company believes that in the second half of the year, cash from operations, together with availability from the Revolving Credit Facility, should be sufficient to fund the planned capital expenditures, the $4.7 million of principal payments required under the Term Loan Facility, and the cash expenditures related to the restructuring.

The Company has incurred substantial indebtedness in connection with a series of leveraged transactions. As a result, debt service obligations represent significant liquidity requirements for the Company. The Company intends to improve operations and liquidate nonproductive assets in part to meet the liquidity needs of the debt service and to satisfy the requirements of the debt covenants. The Company's year 2000 operating plan includes strategies to significantly improve operating results by reducing purchased material costs through more effective supply chain management, increasing selling prices on selective products, managing other operating costs to planned levels, reducing inventory through the use of consigned inventory from certain vendors and by consolidating overseas warehouses, and improving the accounts receivable collection experience. In the event the Company is unable to achieve the necessary operating improvements, it could be in default under the terms of its Senior Secured Credit Facility, the EVI Notes and the Telex Notes. In the event the operating improvements are not realized, management would consider other strategic alternatives, including the renegotiation of the debt covenants and the sale of certain operating assets and certain product lines. There can be no assurance that the Company will be successful in achieving the planned operating improvements or executing alternative strategies on terms acceptable to the Company or that the Company will be able to renegotiate the debt covenants. Additionally, the Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. While the Company believes that the cash flow enhancements described above, together with the Company's Revolving Credit Facility and cash from operations, will be adequate to meet its debt service and principal payment requirements, capital expenditure needs, and working capital requirements in year 2000, no assurance can be given in this regard.

ENVIRONMENTAL MATTERS

The Company is a party in a number of environmental enforcement matters and related claims that have arisen in the ordinary course of business. Certain environmental matters are indemnified by Mark IV Industries, Inc. Based upon reliance on this indemnification, the Company believes that such matters and claims, if finally determined in a manner adverse to the Company, whether considered separately or in the aggregate, would not have a material adverse effect on the operating results or financial condition of the Company. The Company believes that compliance with current federal, state and local environmental protection laws and provisions should not have a material adverse effect on the operating income or financial condition of the Company. The assessment of materiality of such environmental matters and claims is based on a gross determination of such charges that could occur and does not give effect to possible third party recoveries.


NEW ACCOUNTING STANDARDS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as revised by SFAS No. 137, must be adopted by Telex no later than January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company has not quantified the impact of adopting SFAS No. 133.

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

EXCHANGE RATE SENSITIVITY ANALYSIS

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During the quarter ended June 30, 2000, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in the consolidated statement of operations.

At June 30, 2000, the Company had $3.8 million in outstanding forward exchange contracts, with a weighted remaining maturity of 116 days.

At June 30, 2000, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $0.4 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At June 30, 2000, the Company had fixed rate debt of $225.0 million and floating rate debt of $117.6 million. Holding all other variables constant (such as foreign exchange rates and debt levels), a one-percentage point decrease in interest rates would increase the unrealized fair market value of the $225.0 million fixed rate debt by approximately $11.0 million. The earnings and cash flow impact for the next twelve months resulting from a one-percentage point increase in interest rates on the $117.6 million floating rate debt would be approximately $1.2 million, holding all other variables constant.

PART II.        OTHER INFORMATION

ITEMS 1 - 5.    NOT APPLICABLE


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     *10.1 (a)          Restated and Amended Settlement Agreement, dated March
                        29, 2000, by and between Telex Communications, Inc. and
                        Altec Lansing Technologies, Inc.

     *10.1 (b)          Amendment to Restated and Amended Settlement Agreement,
                        dated April 28, 2000, by and between Telex
                        Communications, Inc. and Altec Lansing Technologies,
                        Inc.

     10.1 (c) Second Amendment to Restated and Amended Settlement Agreement, dated May 15, 2000, by and between Telex Communications, Inc. and Altec Lansing Technologies, Inc.

     *10.2 (a)          Restated and Amended Purchase and Sale Agreement, dated
                        March 30, 2000, by and between Telex Communications,
                        Inc. and Altec Lansing Technologies, Inc.

     *10.2 (b)          Amendment to Restated and Amended Purchase and Sale
                        Agreement, dated April 28, 2000, by and between Telex
                        Communications,  Inc.  and Altec  Lansing  Technologies,
                        Inc.

     10.2 (c) Second Amendment to Restated and Amended Purchase and Sale Agreement, dated May 15, 2000, by and between Telex Communications, Inc. and Altec Lansing Technologies, Inc.

     27.1               Financial Data Schedule
-------------------
* Denotes that Exhibit was filed with Form 10-Q for the period ended March 31, 2000.

(b) Reports on Form 8-K

    On June 5, 2000 the Company filed a Form 8-K reporting, under Item 5, a preliminary $7.7 million arbitration ruling, receipt of cash payment for outstanding receivables related to Altec Lansing royalty fees and the sale of the trademark and restructuring of operations.

SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                        TELEX COMMUNICATIONS, INC.


Dated: August 9, 2000                   By: /s/ Ned C. Jackson
       ---------------------------------   ---------------------------------
                                        Ned C. Jackson
                                        President and Chief Executive Officer


                                        TELEX COMMUNICATIONS, INC.


Dated: August 9, 2000                   By: /s/ Richard J. Pearson
       ---------------------------------   ---------------------------------
                                        Richard J. Pearson
                                        Vice President and Chief Financial
                                        Officer

                           TELEX COMMUNICATIONS, INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                  DESCRIPTION OF DOCUMENT

     *10.1 (a)          Restated and Amended Settlement Agreement, dated March
                        29, 2000, by and between Telex Communications, Inc. and
                        Altec Lansing Technologies, Inc.

     *10.1 (b)          Amendment to Restated and Amended Settlement Agreement,
                        dated April 28, 2000, by and between Telex
                        Communications, Inc. and Altec Lansing Technologies,
                        Inc.

     10.1 (c) Second Amendment to Restated and Amended Settlement Agreement, dated May 15, 2000, by and between Telex Communications, Inc. and Altec Lansing Technologies, Inc.

     *10.2 (a)          Restated and Amended Purchase and Sale Agreement, dated
                        March 30, 2000, by and between Telex Communications,
                        Inc. and Altec Lansing Technologies, Inc.

     *10.2 (b)          Amendment to Restated and Amended Purchase and Sale
                        Agreement, dated April 28, 2000, by and between Telex
                        Communications,  Inc.  and Altec  Lansing  Technologies,
                        Inc.

     10.2 (c) Second Amendment to Restated and Amended Purchase and Sale Agreement, dated May 15, 2000, by and between Telex Communications, Inc. and Altec Lansing Technologies, Inc.

     27.1               Financial Data Schedule
-------------------
* Denotes that Exhibit was filed with Form 10-Q for the period ended March 31, 2000.