Form 10-Q
period 2000-09-30
TELEX COMMUNICATIONS INC
filed 2000-11-13
CIK 857668

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


For the quarterly period ended September 30, 2000  Commission File No. 333-27341

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

AS OF SEPTEMBER 30, 2000 THERE WERE 110 SHARES OF TELEX COMMUNICATIONS, INC., $0.01 PAR VALUE, OUTSTANDING.


                        THIS DOCUMENT CONTAINS 24 PAGES.

================================================================================



                                            PART I. --- FINANCIAL INFORMATION


Item 1.  Financial Statements                                                                                    Page(s)
Included herein is the following unaudited financial information:
Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                                          3
Consolidated Statements of Operations for the three and nine month periods ended
September 30, 2000 and 1999                                                                                         4
Consolidated Statements of Cash Flows for the nine month periods ended
September 30, 2000 and 1999                                                                                         5
Notes to Consolidated Financial Statements                                                                         6-13
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    14-20
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                21


                                             PART II. --- OTHER INFORMATION
                                                                                                                 Page(s)
Item 6.       Exhibits and Reports on Form 8-K                                                                     22
Signatures                                                                                                         23


PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                                                   2000                  1999
                                                                                            -----------------     ----------------

                                                               ASSETS
Current assets:
      Cash and cash equivalents                                                                   $    3,609           $    3,239
      Accounts receivable, net                                                                        60,023               59,438
      Inventories                                                                                     66,613               66,573
      Other current assets                                                                             7,557               14,665
                                                                                                  ----------           ----------
           Total current assets                                                                      137,802              143,915

Property, plant and equipment, net                                                                    41,820               45,048
Deferred financing costs, net                                                                          8,983               10,476
Intangible and other assets, net                                                                      60,413               62,559
                                                                                                  ----------           ----------
                                                                                                  $  249,018           $  261,998
                                                                                                  ==========           ==========


                                                LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
      Revolving lines of credit                                                                   $   27,209           $   22,688
      Current maturities of long-term debt                                                            10,482                8,982
      Accounts payable                                                                                17,522               20,817
      Accrued wages and benefits                                                                       9,820               10,708
      Accrued interest                                                                                 6,395                5,898
      Other accrued liabilities                                                                       17,906               16,750
      Income taxes payable                                                                            11,202                8,935
                                                                                                  ----------           ----------
           Total current liabilities                                                                 100,536               94,778

Long-term debt                                                                                       305,086              312,207
Other long-term liabilities                                                                           10,334                9,470
                                                                                                  ----------           ----------
           Total liabilities                                                                         415,956              416,455
                                                                                                  ----------           ----------
Shareholder's deficit:
      Common stock and capital in excess of par                                                        3,147                3,139
      Accumulated other comprehensive loss                                                            (7,179)              (3,508)
      Accumulated deficit                                                                           (162,906)            (154,088)
                                                                                                  ----------           ----------
           Total shareholder's deficit                                                              (166,938)            (154,457)
                                                                                                  ----------           ----------
                                                                                                  $  249,018            $ 261,998
                                                                                                  ==========            =========



                            See accompanying notes.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     QUARTER ENDED                   NINE MONTHS ENDED
                                                        --------------------------------------------------------------------------
                                                           SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,         SEPTEMBER 30,
                                                               2000             1999             2000                  1999
                                                        ---------------  ---------------    ----------------   -------------------

Net sales                                                   $  85,030     $  88,411          $ 252,268          $ 254,582
Cost of sales                                                  53,674        55,781            156,501            160,751
                                                            ---------     ---------          ---------          ---------
                  Gross profit                                 31,356        32,630             95,767             93,831
                                                            ---------     ---------          ---------          ---------
Operating expenses:
     Engineering                                                3,489         3,759             10,522             11,169
     Selling, general and administrative                       20,988        20,909             62,434             59,033
     Corporate charges                                            429           429              1,287              1,287
     Amortization of goodwill and other intangibles               514           692              1,544              2,086
     Restructuring charges                                       --            --                9,703               --
                                                            ---------     ---------          ---------          ---------
                                                               25,420        25,789             85,490             73,575
                                                            ---------     ---------          ---------          ---------
                  Operating profit                              5,936         6,841             10,277             20,256
Interest expense                                                9,659         9,213             27,348             27,343
Other income                                                     (143)       (1,049)           (10,333)            (3,101)
                                                            ---------     ---------          ---------          ---------
Loss before provision for income taxes                         (3,580)       (1,323)            (6,738)            (3,986)
Provision for income taxes                                        699           183              2,080              1,167
                                                            ---------     ---------          ---------          ---------
                  Net loss                                  $  (4,279)    $  (1,506)         $  (8,818)         $  (5,153)
                                                            =========     =========          =========          =========


                            See accompanying notes.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)



                                                                                               NINE MONTHS ENDED
                                                                                 -------------------------------------
                                                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                                                         2000               1999
                                                                                 ------------------   ----------------

OPERATING ACTIVITIES:
      Net loss                                                                          $ (8,818)         $ (5,153)
      Adjustments to reconcile net loss to cash flows from operations:
           Depreciation and amortization                                                  10,737            10,482
           Gain on sale of facilities, product lines and intangible assets                (1,140)             (766)
           Stock option compensation expense                                                   8               141
           Restructuring charge                                                            9,703              --
           Change in operating assets and liabilities                                     (3,891)          (10,536)
           Change in long-term liabilities                                                   922               222
           Other, net                                                                        239               634
                                                                                        --------          --------
      Net cash provided by (used in) operating activities                                  7,760            (4,976)
                                                                                        --------          --------

INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                          (8,771)           (7,648)
      Proceeds from sale of facilities, product lines and intangible assets                2,699             3,384
      Investment in joint venture                                                           (550)             --
                                                                                        --------          --------
      Net cash used in investing activities                                               (6,622)           (4,264)
                                                                                        --------          --------

FINANCING ACTIVITIES:
      Borrowings under revolving lines of credit, net                                      4,992            17,093
      Repayment of long-term debt                                                         (6,610)           (8,691)
      Borrowings of other long-term debt                                                     989              --
                                                                                        --------          --------
      Net cash provided by (used in) financing activities                                   (629)            8,402
                                                                                        --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:                               (139)                7
                                                                                        --------          --------

CASH AND CASH EQUIVALENTS:
      Net increase                                                                           370              (831)
      Beginning of period                                                                  3,239             3,431
                                                                                        --------          --------
      End of period                                                                     $  3,609          $  2,600
                                                                                        ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
      Interest                                                                          $ 26,780          $ 25,648
                                                                                        ========          ========
      Income taxes (refunds), net                                                       $   (445)         $    697
                                                                                        ========          ========



                             See accompanying notes.

                           TELEX COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. Telex Communications, Inc. ("Telex" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Telex Communications Group, Inc. ("Holdings"), a Delaware corporation and the corporate parent of the Company. The condensed consolidated balance sheet as of September 30, 2000 and December 31, 1999, the condensed consolidated statements of operations for the quarters and nine months ended September 30, 2000 and September 30, 1999, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and September 30, 1999 have been prepared by the Company without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these financial statements reflect all adjustments (which include normal recurring accruals) necessary to present fairly the financial position of Telex at September 30, 2000 and the results of its operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. Therefore, these statements should be read in conjunction with the more detailed information, risk factors and financial statements, including the related notes, included in the Form 10-K for the fiscal year ended December 31, 1999 filed by Telex with the SEC on March 30, 2000 (the "Form 10-K"). Unless otherwise defined herein, capitalized terms shall have the meaning set forth in the Form 10-K. The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.   Inventories consist of the following, in thousands:


                                                        September 30,        December 31,
                                                            2000                1999
                                                            ----                ----

      Raw materials and parts                             $ 28,218            $ 31,848
      Work in process                                       11,575               9,852
      Finished products                                     26,820              24,873
                                                          --------            --------
                                                          $ 66,613            $ 66,573
                                                          ========            ========


3. The Company recorded an income tax provision of $0.7 million and $2.1 million on pre-tax losses of $3.6 million and $6.7 million for the quarter and nine months ended September 30, 2000, respectively. The income tax provision for the nine months ended September 30, 2000 is comprised of a U.S. Federal income tax benefit of $4.2 million, which is offset by a deferred tax valuation allowance adjustment of $4.2 million, an income tax provision of $2.0 million attributed to income of certain foreign subsidiaries, and a state income tax provision of $0.1 million attributed to income in certain states.

     The Company has a deferred tax asset of $25.4 million offset, due to the uncertainty of the realization of future tax benefits, by a deferred tax valuation allowance of $25.4 million at September 30, 2000. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.



4. Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive

     Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net loss represents net loss adjusted for foreign currency translation adjustments and minimum pension liability adjustment. Comprehensive net loss was $6.1 million and $12.5 million for the quarter and nine months ended September 30, 2000, respectively. Comprehensive net income was $0.1 million for the quarter ended September 30, 1999. Comprehensive net loss was $6.5 million for the nine months ended September 30, 1999.


5.   Segment Information:

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

     The following tables provide information by business segment (amounts in thousands):

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                                               Professional      Multimedia/
                                                                 Sound and          Audio
                                                                Entertain-        Communi-
                                                                   ment            cations     Corporate       Total
                                                              -------------    -------------  -----------    ---------

 Net sales                                                      $ 54,629        $ 30,401      $   --         $ 85,030
 Cost of sales                                                    34,598          19,076          --           53,674
                                                                --------        --------      --------       --------
    Gross profit                                                  20,031          11,325          --           31,356
                                                                --------        --------      --------       --------

 Operating expenses:
    Engineering                                                    2,213           1,053           223          3,489
    Selling, general and administrative                           13,361           5,120         2,507         20,988
    Corporate charges                                               --              --             429            429
    Amortization of goodwill and other intangibles                  --              --             514            514
    Restructuring charges                                           --              --            --             --
                                                                --------        --------      --------       --------
                                                                  15,574           6,173         3,673         25,420
                                                                --------        --------      --------       --------
 Operating profit (loss)                                        $  4,457        $  5,152      $ (3,673)      $  5,936
 Interest expense                                                   --              --           9,659          9,659
 Other income                                                       --              --            (143)          (143)
 Provision for income taxes                                         --              --             699            699
                                                                --------        --------      --------       --------

 Net income (loss)                                              $  4,457        $  5,152      $(13,888)      $ (4,279)
                                                                ========        ========      ========       ========

 Depreciation expense                                           $  1,102        $    694      $  1,047       $  2,843
                                                                ========        ========      ========       ========

 Capital expenditures                                           $  1,078        $    176      $  1,594       $  2,848
                                                                ========        ========      ========       ========

                                                                 United
                                                                 States         Germany         Other          Total
                                                                --------        --------      --------       --------
Net sales                                                       $ 51,556        $  6,540      $ 26,934       $ 85,030
                                                                ========        ========      ========       ========


                                       8

             AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                               Professional       Multimedia/
                                                                Sound and           Audio
                                                                Entertain-        Communi-
                                                                   ment            cations         Corporate          Total
                                                              --------------   --------------   --------------   --------------

       Net sales                                              $     162,638    $      89,630    $           -    $   252,268
       Cost of sales                                                100,238           56,263                -        156,501
                                                              --------------   --------------   --------------   --------------
          Gross profit                                               62,400           33,367                -         95,767
                                                              --------------   --------------   --------------   --------------

       Operating expenses:
          Engineering                                                 6,682            3,484              356         10,522
          Selling, general and administrative                        40,377           15,259            6,798         62,434
          Corporate charges                                               -                -            1,287          1,287
          Amortization of goodwill and other intangibles                  -                -            1,544          1,544
          Restructuring charges                                           -                -            9,703          9,703
                                                              --------------   --------------   --------------   --------------
                                                                     47,059           18,743           19,688         85,490
                                                              --------------   --------------   --------------   --------------
       Operating profit (loss)                                       15,341           14,624          (19,688)        10,277
       Interest expense                                                   -                -           27,348         27,348
       Other income                                                       -                -    $     (10,333)       (10,333)
       Provision for income taxes                                         -                -    $       2,080          2,080
                                                              --------------   --------------   --------------   --------------

       Net income (loss)                                      $      15,341    $      14,624    $     (38,783)   $    (8,818)
                                                              ==============   ==============   ==============   ==============

       Depreciation expense                                   $       3,280    $       1,800    $       2,644    $     7,724
                                                              ==============   ==============   ==============   ==============

       Capital expenditures                                   $       5,596    $         876    $       2,299    $     8,771
                                                              ==============   ==============   ==============   ==============

       Total assets                                           $     117,038    $      44,823    $      87,157    $   249,018
                                                              ==============   ==============   ==============   ==============

                                                                  United
                                                                  States           Germany           Other            Total
                                                              --------------   --------------   --------------   --------------
      Net sales                                               $     156,437    $      25,694    $      70,137     $  252,268
                                                              ==============   ==============   ==============   ==============

      Long-lived assets                                        $    102,113    $       4,181    $       4,922     $  111,216
                                                              ==============   ==============   ==============   ==============


                                       9

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



                                                                Professional       Multimedia/
                                                                 Sound and          Audio
                                                                Entertain-         Communi-
                                                                   ment            cations          Corporate          Total
                                                              ---------------  ---------------   --------------   --------------

       Net sales                                               $   53,897         $ 34,514          $      -        $  88,411
       Cost of sales                                               32,962           22,819                 -           55,781
                                                              ---------------  ---------------   --------------   --------------
          Gross profit                                             20,935           11,695                 -           32,630
                                                              ---------------  ---------------   --------------   --------------

       Operating expenses:
          Engineering                                               2,377            1,355                27            3,759
          Selling, general and administrative                      13,629            5,633             1,647           20,909
          Corporate charges                                             -                -               429              429
          Amortization of goodwill and other intangibles                -                -               692              692
                                                              ---------------  ---------------   --------------   --------------
                                                                   16,006            6,988             2,795           25,789
                                                              ---------------  ---------------   --------------   --------------
       Operating profit (loss)                                      4,929            4,707            (2,795)           6,841
       Interest expense                                                 -                -             9,213            9,213
       Other income                                                     -                -            (1,049)          (1,049)
       Provision for income taxes                                       -                -               183              183
                                                              ---------------  ---------------   --------------   --------------

       Net income (loss)                                       $    4,929         $  4,707          $(11,142)       $  (1,506)
                                                              ===============  ===============   ==============   ==============

       Depreciation expense                                    $    1,115         $    582          $    840        $   2,537
                                                              ===============  ===============   ==============   ==============

       Capital expenditures                                    $      962         $  1,302          $    104        $   2,368
                                                              ===============  ===============   ==============   ==============

                                                                   United
                                                                   States          Germany            Other            Total
                                                              ---------------  ---------------   --------------   --------------
       Net sales                                               $   52,849         $  7,506          $ 28,056        $  88,411
                                                              ===============  ===============   ==============   ==============


             AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999



                                                                Professional       Multimedia/
                                                                 Sound and          Audio
                                                                Entertain-         Communi-
                                                                   ment            cations         Corporate         Total
                                                              ---------------  ---------------   --------------   -----------

 Net sales                                                          $157,267       $97,315       $    --          $ 254,582
 Cost of sales                                                        94,503        66,248            --            160,751
                                                                    --------       -------       ---------        ---------
    Gross profit                                                      62,764        31,067            --             93,831
                                                                    --------       -------       ---------        ---------
 Operating expenses:
    Engineering                                                        6,959         4,115              95           11,169
    Selling, general and administrative                               38,359        16,568           4,106           59,033
    Corporate charges                                                   --            --             1,287            1,287
    Amortization of goodwill and other intangibles                      --            --             2,086            2,086
                                                                    --------       -------       ---------        ---------
                                                                      45,318        20,683           7,574           73,575
                                                                    --------       -------       ---------        ---------
 Operating profit (loss)                                              17,446        10,384          (7,574)          20,256
 Interest expense                                                       --            --            27,343           27,343
 Other income                                                           --            --            (3,101)          (3,101)
 Provision for income taxes                                             --            --             1,167            1,167
                                                                    --------       -------       ---------        ---------
 Net income (loss)                                                  $ 17,446       $10,384       $ (32,983)       $  (5,153)
                                                                    ========       =======       =========        =========
 Depreciation expense                                               $  3,137       $ 1,777       $   2,410        $   7,324
                                                                    ========       =======       =========        =========
 Capital expenditures                                               $  3,279       $ 2,637       $   1,732        $   7,648
                                                                    ========       =======       =========        =========
 Total assets                                                       $140,175       $48,019       $ 100,016        $ 288,210
                                                                    ========       =======       =========        =========
                                                                     United
                                                                     States        Germany         Other            Total
                                                                    --------       -------       ---------        ---------
 Net sales                                                          $146,531       $21,276       $  86,775        $ 254,582
                                                                    ========       =======       =========        =========
 Long-lived assets                                                  $123,307       $ 4,968       $   5,776        $ 134,051
                                                                    ========       =======       =========        =========



6. During the second quarter ended June 30, 2000, the Company recorded a pre-tax restructuring charge of $9.7 million attributable to the consolidation of certain of its United States manufacturing, engineering, distribution, marketing, service and administrative operations to reduce costs, to better utilize available manufacturing and operating capacity and to enhance competitiveness. The following table summarizes the activity associated with this restructuring charge for the nine months ended September 30, 2000, in thousands:



                                                 Balance at          Charged to         Cash      Writeoffs/      Balance at
                                               January 1, 2000         Income          Payments   Disposals    September 30, 2000
                                               ---------------         ------          --------   ----------    ------------------


      Severance costs                               $     -            $ 4,277           $ 387     $     -        $ 3,890
      Other restructuring costs                           -                578              67           -            511
      Inventories                                         -                540               -         317            223
      Property, plant and equipment, net                  -                813               -         813              -
      Goodwill                                            -              3,495               -       3,495              -
                                                    --------           -------           -----     -------        -------
                                                    $     -            $ 9,703           $ 454     $ 4,625        $ 4,624
                                                    ========           =======           =====     =======        =======





7. In May 2000, the Company relocated its corporate headquarters to Burnsville, Minnesota, a facility leased from a limited liability joint venture in which the Company has a 50% interest. The Company contributed equity of $0.6 million to the joint venture formed in March 2000. The Company's investment is accounted for under the equity method. Telex's allocable share of the joint venture income is included as a component of other income in the accompanying consolidated statements of operations.

     The annual lease payments are $1.1 million for years one to five and $1.2 million for years six to ten. In accordance with SFAS No. 13 "Accounting for Leases," the Company records the lease obligations as an operating lease.

8. In June 2000, the Company received an arbitration ruling entitling the Company to a payment of $9.2 million, inclusive of interest of $2.1 million, in connection with a dispute arising out of the Company's purchase of Mark IV Industries, Inc. ("Mark IV") Audio Products Group in December 1996.

     In the second quarter ended June 30, 2000, the Company recorded a receivable from Mark IV of $6.1 million, recognized interest income of $1.4 million, reduced goodwill attributed to the purchase transaction by $0.4 million, accrued $0.9 million for arbitration-related professional services' expenses and reduced prepaid expenses of $3.4 million associated with the arbitration. In the third quarter ended September 30, 2000, the Company received $6.1 million of cash from Mark IV and increased goodwill by $0.5 million for arbitration-related professional services' expenses.

     Mark IV filed a notice of petition in July 2000 with the Supreme Court of the State of New York to vacate the remaining $3.1 million of the award. The Company has opposed Mark IV's petition and filed a cross motion to confirm the arbitrator's award.

9. The Company has incurred substantial indebtedness in connection with a series of leveraged transactions. As a result, debt service obligations represent significant liquidity requirements for the Company. The Company intends to improve operations and has liquidated nonproductive assets in part to meet the liquidity needs of the debt service and to satisfy the requirements of the debt covenants. The Company's operating plan includes strategies to improve operating results by reducing purchased material costs through more effective supply chain management, increasing selling prices on selective products, managing other operating costs, reducing inventory through the use of consigned inventory from certain vendors and by consolidating overseas warehouses, and improving the accounts receivable collection experience. The Company could be in default under the terms of its Senior Secured Credit Facility, the EVI Notes and the Telex Notes if it is unable to achieve the necessary operating improvements. If the operating improvements are not realized, management would consider other strategic alternatives, including the renegotiation of the debt covenants and the sale of certain operating assets and certain product lines. There can be no assurance that the Company will be successful in achieving the planned operating improvements or executing alternative strategies on terms acceptable to the Company or that the Company will be able to renegotiate the debt covenants. Additionally, the Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. While the Company believes that the cash flow enhancements described above, together with the Company's Revolving Credit Facility and cash from operations, will be adequate to meet its debt service and principal payment requirements, capital expenditure needs, and working capital requirements for the next twelve months, no assurance can be given in this regard.

10. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," must be adopted by Telex no later than January 1, 2001. These standards establish accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or a liability measured at its fair value. These standards require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Had the Company adopted these standards on September 30, 2000, the impact on the Company's financial position and results of operations would not have been material.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's condensed consolidated statements of operations, in thousands:




                                                             Quarter ended                             Nine months ended
                                            -----------------------------------------  ---------------------------------------------
                                            September 30,    September 30,       %     September 30,     September 30,         %
                                                2000             1999         Change       2000              1999           Change
                                            ------------------------------  ---------  -------------------------------- ------------

Net sales:
     Professional Sound and Entertainment   $ 54,629          $ 53,897        1.4%      $162,638         $ 157,267          3.4%
     Multimedia/Audio Communications          30,401            34,514      -11.9%        89,630            97,315         -7.9%
                                            ------------------------------  ---------  -------------------------------- ------------
     Total net sales                          85,030            88,411       -3.8%       252,268           254,582         -0.9%
                                            ------------------------------  ---------  -------------------------------- ------------
Gross profit:
     Professional Sound and Entertainment     20,031            20,935                    62,400            62,764
         % of sales                            36.7%             38.8%                     38.4%             39.9%
     Multimedia/Audio Communications          11,325            11,695                    33,367            31,067
         % of sales                            37.3%             33.9%                     37.2%             31.9%
                                            ------------------------------             --------------------------------
     Total gross profit                       31,356            32,630                    95,767            93,831
         % of sales                            36.9%             36.9%                     38.0%             36.9%
                                            ------------------------------             --------------------------------

Operating profit                            $  5,936          $  6,841                  $ 10,277         $  20,256
                                            ==============================             ================================
Net loss                                    $ (4,279)         $ (1,506)                 $ (8,818)        $  (5,153)
                                            ==============================             ================================



QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999

Net sales. The Company's net sales decreased $3.4 million, or 3.8%, from $88.4 million in the quarter ended September 30, 1999 to $85.0 million in the quarter ended September 30, 2000. Net sales decreased $2.3 million, or 0.9%, from $254.6 million for the nine months ended September 30, 1999 to $252.3 million for the nine months ended September 30, 2000. The stronger U.S. dollar, primarily against certain European currencies, compared to the exchange rate in the prior year period, reduced translated sales by approximately $2.6 million and $5.4 million, respectively, for the quarter and nine months ended September 30, 2000. The Company discontinued several product lines throughout 1999 and early 2000. The Company's net sales, excluding sales of discontinued products and one-time revenue from the sale last year of advertising rights to the National Football League, increased approximately 2% and 5% for the quarter and nine months ended September 30, 2000, respectively.

Net sales in the Company's Professional Sound and Entertainment segment increased $0.7 million, or 1.4%, from $53.9 million in the quarter ended September 30, 1999 to $54.6 million in the quarter ended September 30, 2000. Net sales increased $5.4 million, or 3.4%, from $157.3 million for the nine months ended September 30, 1999 to $162.7 million for the nine months ended September 30, 2000. Net sales, excluding sales of discontinued products in both years and one-time revenue from the sale last year of advertising rights to the National Football League, increased approximately 4% and 7% for the quarter and nine month periods ended September 30, 2000, respectively. The growth is attributed primarily to newly introduced consoles in the last year and intercom revenue generated from the 2000 Olympic Games.

Net sales in the Company's Multimedia/Audio Communications segment decreased $4.1 million, or 11.9%, from $34.5 million in the quarter ended September 30, 1999 to $30.4 million in the quarter ended September 30, 2000. Net sales decreased $7.7 million, or 7.9%, from $97.3 million for the nine months ended September 30, 1999 to $89.6 million for the nine months ended September 30, 2000. Net sales, excluding sales of discontinued products in both years, decreased approximately 3% for the quarter and increased approximately 3% for the nine month period. The growth for the nine month period is attributed primarily to wireless LAN products.

Gross profit. The Company's gross profit decreased $1.3 million, or 4.0%, from $32.6 million in the quarter ended September 30, 1999 to $31.3 million in the quarter ended September 30, 2000. Gross profit increased $1.9 million, or 2.0% from $93.8 million for the nine months ended September 30, 1999 to $95.7 million for the nine months ended September 30, 2000. As a percentage of sales, the gross margin rate remained flat at 36.9% for the quarters ended September 30, 2000 and 1999, respectively. The gross margin rate increased from 36.9% for the nine months ended September 30, 1999 to 38.0% for the nine months ended September 30, 2000. The increase in the gross margin rate for the nine months ended September 30, 2000 is attributed mainly to increased sales of high-margin products, discontinuation of low margin products, selective selling price increases and product cost reductions.

Engineering. The Company's engineering expenses for the quarter ended September 30, 2000 decreased slightly to $3.5 million from $3.8 million for the quarter ended September 30, 1999. Engineering expenses for the nine months ended September 30, 2000 decreased slightly to $10.5 million from $11.2 million for the nine months ended September 30, 1999. The Company closely monitors these expenses while continuing to invest in new product development activities.

Selling, general and administrative. The Company's selling, general and administrative expenses remained about flat, increasing $0.1 million, or 0.4%, from $20.9 million in the quarter ended September 30, 1999 to $21.0 million in the quarter ended September 30, 2000. Selling, general and administrative expenses increased $3.4 million, or 5.8%, from $59.0 million for the nine months ended September 30, 1999 to $62.4 million for the nine months ended September 30, 2000. The increase in spending is attributed mainly to inflationary increases, to increased spending for information technology and advertising and promotion, and to increases in salary and incentive compensation.

Corporate charges. Corporate charges of $0.4 million for the quarters ended September 30, 2000 and 1999, respectively, and $1.3 million for the nine months ended September 30, 2000 and 1999, respectively, represent fees for consulting and management services provided by Greenwich Street Capital Partners, L.P. ("GSCP") under a management and services agreement.

Restructuring charges. In the nine months ended September 30, 2000 the Company recorded pre-tax restructuring charges of $9.7 million attributable to consolidation of certain of its United States manufacturing, engineering, marketing, service and administrative operations to reduce costs and to increase operating efficiencies. Included in the restructuring charges are $4.9 million of expected cash expenditures, primarily related to severance pay expected to be paid over the next twelve months and $4.8 million of non-cash charges, primarily related to discontinued product lines (see note 6 to the financial statements).

The consolidation includes the closure of some facilities and also includes the transfer of a portion of the work from certain facilities to the Company's remaining locations. The Company expects to complete substantially all of the restructuring of the operations by the second quarter of 2001, and expects to complete the sale and disposal of the owned facilities and equipment related to those operations by early 2002.

Other income. The Company's other income for the quarter ended September 30, 2000 includes a gain of $0.2 million on $1.7 million of proceeds from the sale of its former corporate headquarters. For the nine months ended September 30, 2000, other income also includes $6.5 million attributed to the restructuring of a license agreement to provide for a one-time, up-front fee in lieu of future royalties and to $1.0 million for the sale of a trademark, offset by $0.2 million of applicable expenses and income of $2.1 million from an insurance settlement related to a lawsuit filed by the Company's former CEO. The Company's royalty income of $0.8 million was the main contributor to other income for the quarter ended September 30, 1999. In the nine months ended September 30, 1999, the Company's other income of $3.1 million, was comprised principally of a business interruption insurance benefit of $1.0 million related to the Company's Mishawaka, IN facility destroyed by a fire in 1998, royalty income of $1.6 million and a gain of $0.8 million on $3.4 million of proceeds on the sales of certain vacated facilities and certain product lines.

Interest expense. The Company's net interest expense increased from $9.2 million in the quarter ended September 30, 1999 to $9.7 million in the quarter ended September 30, 2000. The net interest expense remained about flat at $27.3 million for the nine months ended September 30, 2000 and 1999, respectively. Interest expense for the nine-month period ended September 30, 2000 is offset by interest income of $1.4 million associated with an arbitration ruling related to a dispute arising out of the Company's purchase of Mark IV's Audio Product Group in December 1996 (see note 8 to the financial statements). Interest expense increased $0.5 million and $1.4 million for the quarter and nine months ended September 30, 2000, respectively compared with the corresponding periods last year. The increase in interest expense is attributable to higher interest rates and higher average outstanding indebtedness associated with the Company's Senior Secured Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had cash and cash equivalents of $3.6 million compared to $3.2 million at December 31, 1999. The Company's principal source of funds in the nine months ended September 30, 2000 consisted of cash generated from operating activities, including, as described below, cash generated from the restructuring of a license agreement and the sale of a trademark. Net cash provided by operating activities was $7.8 million. Net cash used in investing activities was $6.6 million and net cash used in financing activities was $0.6 million.

In March 2000, the Company reached a final agreement with a licensee for the payment of $6.0 million of royalty fees due from prior years and for the restructuring of the license agreement to provide a one-time, up-front fee of $6.5 million in lieu of future royalties. Subsequent to entering into this agreement, the Company sold the related trademark to the licensee for $1.0 million. The Company received $1.7 million of cash related to these transactions in 1999 and the remaining $11.8 million of cash in 2000.

The Company's investing activities consisted mainly of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes and improve efficiency. Capital expenditures totaled $8.8 million for the nine months ended September 30, 2000 compared to $7.6 million for the nine months ended September 30, 1999. The Company's ability to make capital expenditures is subject to certain restrictions under its Senior Secured Credit Facility.

The Company's inventories of $66.6 million remained flat at September 30, 2000 compared to December 31, 1999. The inventory levels increased earlier in the year primarily due to the safety stock needed to facilitate the transition of production to a new facility in Morrilton, Arkansas. Inventories declined during the quarter ended September 30, 2000. The Company expects the inventories to continue to decline in the fourth quarter as the safety stock is sold.

The Company's consolidated indebtedness decreased $1.1 million from $343.9 million at December 31, 1999 to $342.8 million at September 30, 2000. The decrease in the Company's Term Loan Facility was substantially offset by increased borrowings under the Company's Revolving Credit Facility and $1.0 million of new debt associated with the acquisition of the Morrilton, Arkansas facility.

The Company relies mainly on internally generated funds, and, to the extent necessary, borrowings under the Revolving Credit Facility and foreign working capital lines to meet its liquidity needs. The Company's liquidity needs arise primarily from debt service on indebtedness, working capital needs and capital expenditure requirements.

The Company's current credit facilities include the Senior Secured Credit Facility consisting of the Term Loan Facility of $89.6 million, the Revolving Credit Facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines, subject to certain limitations, of $4.7 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

As of September 30, 2000, $10.5 million of the Company's $89.6 million Term Loan Facility is payable in the next 12 months. In addition, the Company had $23.6 million outstanding under the Revolving Credit Facility and $3.6 million outstanding under the foreign working capital lines. Net availability at September 30, 2000 under the Revolving Credit Facility, computed by deducting $0.7 million of open letters of credit and applying applicable borrowing limitations, totaled $0.7 million. Net availability at September 30, 2000 under foreign working lines totaled $1.1 million. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by the Company; therefore, the Company's financial condition is and will continue to be affected by changes in the prevailing interest rates. The effective interest rate under these credit facilities in the nine months ended September 30, 2000 was 9.9%.

Pursuant to the Term Loan Facility, the Company is required to make permanent principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($28.3 million outstanding at September 30, 2000), in the amount of $2.3 million in the remainder of 2000 and $11.0 million and $15.0 million in 2001 and 2002 (with a final maturity date of November 6, 2002), respectively, and (ii) the $65.0 million Tranche B Term Loan Facility ($61.3 million outstanding at September 30, 2000), in the amount of $0.1 million in the remainder of 2000 and $0.5 million, $0.5 million, $24.1 million and $36.1 million in 2001, 2002, 2003 and 2004 (with a final maturity date of November 6, 2004), respectively. In addition, under the terms of the Senior Secured Credit Facility, the Company is required to make mandatory prepayments with (i) certain asset sale proceeds,
(ii) any additional indebtedness and equity proceeds (with certain exceptions) and (iii) with 75% of the excess cash flow of the Company and its subsidiaries for each fiscal year commencing on April 1, 1997, and each fiscal year thereafter. In 2000 the Company will not make any payment under the excess cash flow requirements of the Senior Secured Credit Facility.

For the remainder of the year the Company expects to generate cash from operations, including from reduction of inventory and improvement in the receivable collection experience. The Company believes that in the fourth quarter, cash from operations, together with availability from the Revolving Credit Facility, should be sufficient to fund planned capital expenditures, to fund the $2.4 million of principal payments required under the Term Loan Facility, and to fund restructuring related cash expenditures.

The Company has incurred substantial indebtedness in connection with a series of leveraged transactions. As a result, debt service obligations represent significant liquidity requirements for the Company. The Company intends to improve operations and has liquidated nonproductive assets in part to meet the liquidity needs of the debt service and to satisfy the requirements of the debt covenants. The Company's operating plan includes strategies to improve operating results by reducing purchased material costs through more effective supply chain management, increasing selling prices on selective products, managing other operating costs, reducing inventory through the use of consigned inventory from certain vendors and by consolidating overseas warehouses, and improving the accounts receivable collection experience. The Company could be in default under the terms of its Senior Secured Credit Facility, the EVI Notes and the Telex Notes if it is unable to achieve the necessary operating improvements. If the operating improvements are not realized, management would consider other strategic alternatives, including the renegotiation of the debt covenants and the sale of certain operating assets and certain product lines. There can be no assurance that the Company will be successful in achieving the planned operating improvements or executing alternative strategies on terms acceptable to the Company or that the Company will be able to renegotiate the debt covenants. Additionally, the Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. While the Company believes that the cash flow enhancements described above, together with the Company's Revolving Credit Facility and cash from operations, will be adequate to meet its debt service and principal payment requirements, capital expenditure needs, and working capital requirements for the next twelve months, no assurance can be given in this regard.


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


NEW ACCOUNTING STANDARDS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," must be adopted by Telex no later than January 1, 2001. These standards establish accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or a liability measured at its fair value. These standards require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Had the Company adopted these standards on September 30, 2000, the impact on the Company's financial position and results of operations would not have been material.

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

EXCHANGE RATE SENSITIVITY ANALYSIS

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During the quarter ended September 30, 2000, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in the consolidated statement of operations.

At September 30, 2000, the Company had $5.9 million in outstanding forward exchange contracts, with a weighted remaining maturity of 86 days.

At September 30, 2000, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $0.6 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At September 30, 2000, the Company had fixed rate debt of $225.0 million and floating rate debt of $116.8 million. Holding all other variables constant (such as foreign exchange rates and debt levels), a one-percentage point decrease in interest rates would increase the unrealized fair market value of the $225.0 million fixed rate debt by approximately $10.7 million. The earnings and cash flow impact for the next twelve months resulting from a one-percentage point increase in interest rates on the $116.8 million floating rate debt would be approximately $1.2 million, holding all other variables constant.

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


                                     TELEX COMMUNICATIONS, INC.


Dated:   November 13, 2000           By:  /s/ Ned C. Jackson
         --------------------             ------------------
                                     Ned C. Jackson
                                     President and Chief Executive Officer


                                     TELEX COMMUNICATIONS, INC.


Dated:   November 13, 2000           By:  /s/ Richard J. Pearson
         -------------------              ----------------------
                                     Richard J. Pearson
                                     Vice President and Chief Financial Officer

                           TELEX COMMUNICATIONS, INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION OF DOCUMENT

  27.1          Financial Data Schedule