Form 10-K405
period 2000-12-31
TELEX COMMUNICATIONS INC
filed 2001-04-16
CIK 857668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED                     COMMISSION FILE NO. 333-27341
         DECEMBER 31, 2000

                           TELEX COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                      38-1853300
    (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
           INCORPORATION OR                                IDENTIFICATION NO.)
             ORGANIZATION)

            12000 PORTLAND AVENUE SOUTH, BURNSVILLE, MINNESOTA 55337
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (952) 884-4051

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates on February 28, 2001 was $0.

As of February 28, 2001 there were 110 shares of Telex Communications, Inc. Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                TABLE OF CONTENTS

                                                                                                            Page

PART I  .......................................................................................................1
   ITEM 1.      BUSINESS.......................................................................................1
   ITEM 2.      PROPERTIES.....................................................................................9
   ITEM 3.      LEGAL PROCEEDINGS.............................................................................10
   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................10
PART II ......................................................................................................11
   ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................11
   ITEM 6.      SELECTED FINANCIAL DATA.......................................................................11
   ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........12
   ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................21
   ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................22
   ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........22
PART III......................................................................................................23
   ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS..............................................................23
   ITEM 11.     EXECUTIVE COMPENSATION........................................................................25
   ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................28
   ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................29
PART IV ......................................................................................................32
   ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..............................32

                                     PART I


ITEM 1.       BUSINESS

OVERVIEW

         Telex Communications, Inc. (together with its subsidiaries and, as the context may require, any predecessor companies, "Telex" or the "Company") is a leader in the design, manufacture and marketing of sophisticated audio, wireless and multimedia communications equipment for commercial, professional and industrial customers. The Company provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets, and, to a lesser extent, in the retail consumer electronics market. The Company offers a comprehensive range of products worldwide for professional audio systems as well as for multimedia and other communications product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, tape duplication products, Talking Book Players, wireless local area networks ("LAN") and satellite-based mobile phone antennas ("SBA"), personal computer speech recognition and speech dictation microphone systems, and hearing aids and wireless assistive listening systems. Its products are used in airports, theaters, sports arenas, concert halls, cinemas, stadiums, convention centers, television and radio broadcast studios, houses of worship and other venues where music or speech is amplified or transmitted, and by professional entertainers, television and radio on-air talent, presenters, airline pilots and the hearing impaired in order to facilitate speech or communications. The Company is a wholly owned subsidiary of Telex Communications Group, Inc. ("Holdings"), a holding company whose assets consist primarily of its investment in the Company.

         The Company is a Delaware corporation, with principal executive offices currently located at 12000 Portland Avenue South, Burnsville, Minnesota 55337. The Company's telephone number is (952) 884-4051.

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

BUSINESS SEGMENTS

         The Company has two business segments: Professional Sound and Entertainment and Multimedia/Audio Communications. Financial information for the Company's two business segments for the years ended December 31, 2000 and December 31, 1999, and the nine-month period ended December 31, 1998, is set forth in note 13 to the Consolidated Financial Statements of the Company included elsewhere herein.

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

         The market for Fixed Installation products is generally driven by new construction and upgrades of existing installations. In the United States, new uses of audio products are spurring growth. More dynamic sound and music, requiring more sophisticated audio products, are increasingly being used in cinemas, religious services and sporting events. Abroad, the development of infrastructure and the upgrade of existing facilities, such as auditoriums, public places, theaters and sports facilities in emerging economies, are also sources of increasing demand.

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

         Broadcast Communications Systems. The Company produces a broad line of broadcast communications equipment for end markets such as sports and broadcasting. The Company's smallest system, the Telex(R) Audiocom(R) modular intercom system, is used by theaters, small sporting arenas, network affiliates and independent cable channels for their communications needs. Typically, these systems are used to link 20 to 30 people so they can communicate during an event or performance. The Company's middle market offering, the RTS(TM) TW intercom system, is used by larger broadcast network affiliates, larger sporting venues and production studios. This system is also used in broadcast trucks as a remote, portable studio for news gathering or sporting events, and typically provides communications links for 50 to 60 people at a time. The Company's high-end product, the RTS(TM) ADAM(TM) (Advanced Digital Audio Matrix) intercom system, is used by the major networks in order to cover large events such as the Olympics and the Super Bowl.

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

MULTIMEDIA/AUDIO COMMUNICATIONS

         Multimedia/Audio Communications segment consists of eight principal product lines: (i) computer audio, (ii) audio duplication, (iii) aviation communications/military acoustic, (iv) wireless LAN and SBA antennas, (v)Talking Book Players, (vi) land mobile communications, (vii) hearing aids and (viii) wireless assistive listening systems.

         Customers for computer audio microphones include a number of computer hardware and modem manufacturers, such as Sony, Hewlett-Packard, IBM, Gateway and 3Com. The principal customers for the Company's aircraft products are the major aircraft manufacturers and airlines, such as Boeing, American Airlines and Delta, as well as airport fixed base operators. Within this segment, the Company also offers a broad line of acoustic accessories and antennas for various communications needs and applications. The Company markets such products to wireless LAN original equipment manufacturers (OEMs), ISPs, public safety and law enforcement groups (police, fire departments, emergency services, CIA, FBI and the Secret Service), citizens band radio, land mobile radio, telephony and various commercial, industrial and military markets. The Company also produces audio products for the Library of Congress' Talking Book program as well as a broad line of high value, technologically differentiated hearing aids and other assistive listening devices for the hearing impaired including in-the-ear, behind-the-ear and in-the-canal hearing aids, as well as FM wireless auditory trainers and personal assistive listening devices. The Company's Sontiva(TM) brand digital hearing aid offers superior signal processing and provides the user with superior intelligibility and understanding of speech in the presence of background noise. The Company's hearing instruments business dates back to 1936, making it one of the oldest hearing aid manufacturers in the United States.

         Computer Audio. The Company is one of the largest suppliers of voice access products, including analog and digital microphones and headsets to the computer industry. The Company currently sells to many of the major computer manufacturers, including Sony Corporation, Gateway, Inc., Hewlett-Packard Company and International Business Machines Corporation ("IBM"), retailers such as CompUSA Inc. and OfficeMax, Inc., as well as dozens of other component and OEMs. In addition, the Company serves the computer education market, selling a full line of headphones, headsets and group listening centers for use in the classroom with computers, VCRs, CD-ROMs and laserdisc players. The Company's voice access products are used to enable applications on computer devices such as speech dictation, voice over internet protocol, speech, and biometric security.

         Audio Duplication. The Company's cassette duplicators and copiers are primarily used to copy the spoken word and serve two principal markets: religious (houses of worship, missionaries and tape ministries) and training programs/seminars (professional seminar presenters, self-improvement programs, teachers, legal documentation and law enforcement). The Company produces a line of high-speed audiocassette duplicators designed for "in-cassette" copying of standard audiocassette tapes. The current product line is comprised of four models: the Replica(R) and the Copyette(TM), simple portable units; the new XGEN(TM) series, a duplicator that expands to sixty-seven copy positions with adjustable volume controls and the EDAT system, which allows the download of information from a PC hard drive to produce analog cassette copies at high speed. A complementary product, Zing(TM), is used to digitize multiple audio channels from analog sources at high speed. These products offer high speed tape handling, high frequency audio circuit designs and low vibration mechanical drives at competitive prices within their respective categories.

         Aviation Communications/Other Applications. The Company supplies a broad line of aviation communications headsets, intercoms and microphones to major commercial and commuter airlines and pilots as well as to airframe manufacturers and private pilots. The Company's aviation communications products are known for their design innovation, lightweight construction, technological strength and product value. The Company uses its ANR(TM) (Active Noise Reduction) patented technology in several of its designs. In addition, the Company produces hand-held microphones and earphones for field and aircraft communications, both military and civilian, and sells its components to original equipment manufacturers for incorporation into their products.

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

         Talking Book Players. The Company produces a unique cassette player that is sold to the Library of Congress ("LOC") for use in its Talking Book program for the blind and physically handicapped. Under the Talking Book program, the LOC distributes books on tape to the blind and physically handicapped, free of charge, throughout the United States. The Talking Book Players were designed using special features for ease of use and to facilitate playing the books back at different speeds. A unique tape format ensures that these tapes cannot be played on standard equipment. In April 1998, the Company entered into a new contract with the LOC with a maximum term of five years. The Talking Book machines have also been sold internationally to similar programs in Canada, New Zealand and Australia.

         Wireless Communications. The Company also produces a broad line of wireless communications products such as headsets, microphones, antennas, and rotors for two primary markets: public safety and law enforcement groups (police, fire departments, emergency services, CIA, FBI and the Secret Service) and commercial truck drivers. The Company believes that it has established a reputation within these markets for providing reliable communications products, which is the key requirement for most users. Many of the Company's products, such as the Ear-Mike(TM) microphone/receiver system and the Road King(R) CB microphones, have high brand name recognition within their respective markets. The Company's wireless technology is driven by acoustics and antenna design capabilities developed for the military antenna business. The Company distributes wireless communications products through over 1,100 dealers.

         Hearing Aids. Hearing aid devices are generally segmented by ear positioning and signal processing circuitry. Ear positions takes two forms, either custom made in the ear or behind the ear. Signal processing is based upon two broad types, analog processors and digital signal processors. The Company believes that digital signal processor hearing instruments offer superior signal processing and maximize listener benefits particularly in the most challenging listening environments.

         The Company introduced Sontiva(TM) brand digital hearing instruments in October 2000. The speech management system VoiceSync(TM) algorithm and seven band equalizer included in its most advanced Sontiva(TM) brand digital hearing instrument provides the user with superior intelligibility and understanding of speech in the presence of background noise. Sontiva(TM) digital hearing instruments can be customized to fit an individual's exact hearing profile by use of Telex's Fitting Software Version 3.01. The Company distributes its hearing aids through 9,000 hearing instrument dispensers throughout the United States.

         The Company also has a complete line of analog programmable instruments and analog behind the ear instruments marketed under the Telex(R) brand. The Company believes that its AcuSound(TM) EX-P brand analog programmable instrument with patented Independent Loud and Soft Sound Processing (ILASSP(TM)) provides users with a more natural hearing response. The full range of Telex brand hearing instruments are available in a soft, flexible shell material, SoftWear(TM), for enhanced user fit and comfort.

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

INTERNATIONAL OPERATIONS

         The Company's products are marketed in over 80 countries worldwide, which reduces the Company's dependence on any single geographic market. The Company has substantial assets located outside of the United States and a substantial portion of the Company's sales and earnings are attributable to operations conducted abroad. For the year ended December 31, 2000, approximately 41% of the Company's net revenue consisted of sales made outside the United States, predominantly in Western Europe and Asia. Unlike many of its competitors, which use independent foreign distributors that generally sell a variety of competing products, the majority of the Company's foreign sales efforts are conducted through its foreign distribution subsidiaries. Although the Company's international operations have generally been profitable in the past, the Company's efforts to increase international sales may be adversely affected by, among other things, changes in foreign import restrictions and regulations, taxes, currency exchange rates, currency and monetary transfer restrictions and regulations and economic and political changes in the foreign nations to which the Company's products are exported.

         For the year ended December 31, 2000, the Company's total net sales into each of its principal geographic regions were as follows: United States--$192.6 million, Germany--$28.1 million, Japan--$20.6 million, Canada--$7.6 million, China--$13.0 million, and other foreign countries--$67.0 million.

         See note 13 to the Consolidated Financial Statements of the Company included elsewhere herein for further information regarding the Company's international operations.

PRODUCT DEVELOPMENT

         The Company believes that it is one of the most active developers of new products in its industry. The Company has several product development projects planned or currently in progress that are designed to yield new technological developments, including numerous applications of digital technology, which are intended to exploit the industry-wide transition from analog to digital processing. Other engineering and development projects are principally for design maintenance or to achieve product enhancements that have been requested by customers, both of which are important activities in sustaining the Company's product lines. Because the Company produces a comprehensive range of products, management believes the Company has the capacity to integrate technologies from one product line to another product line, which ultimately leads to new products that are often less expensive, more feature rich or otherwise more desirable.

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

         For the years ended December 31, 2000 and December 31, 1999, and the nine-month period ended December 31, 1998, engineering expenses for product development were $14.1 million, $14.9 million, and $11.2 million, respectively.

MANUFACTURING

         The Company manufactures most of the products it sells and most of the active acoustic components that they contain in ten facilities located in the United States, Mexico, Germany and Great Britain. Manufacturing processes are substantially integrated and, in addition to the assembly processes more typically found among the Company's competitors, include die casting, fiberglass plastics molding, transformer and coil winding, sheet metal stamping and forming, metal machining, cabinet fabrication, and painting. The Company purchases certain electrical components, magnets, wood products and plastics.

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

         The Company also sells under its brand names a limited number of finished products purchased from outside suppliers, including certain electronic products and loudspeaker systems, where low cost is an essential attribute of the product. In addition, certain other finished products of non-Company brands are purchased to supplement the offerings of the Company's distribution operations in Japan, Hong Kong, Australia and France.

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

         While many of the Company's current competitors are generally smaller than the Company, certain of the Company's competitors are substantially larger than the Company and have greater financial resources. The Company believes that its major competitor in providing a full line of professional audio products is Harman International Industries, Incorporated, one of whose three segments competes in the professional audio products market. Sony Corporation is the Company's only significant competitor in the tape duplication market.

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

         The Company owns several trademarks in the United States and various foreign countries, including:



         --------------------------------------------- -----------------------------------------------------
         -        Adaptive Compression(R)               -        Midas(R)
         --------------------------------------------- -----------------------------------------------------
         -        Audiocom(R)                           -        Caramate(R)
         --------------------------------------------- -----------------------------------------------------
         -        ClassMate(R)                          -        Dynacord(R)
         --------------------------------------------- -----------------------------------------------------
         -        Electro-Voice(R)                      -        Klark Teknik(R)
         --------------------------------------------- -----------------------------------------------------
         -        Klark-Teknik(R)                       -        ProStar(R)
         --------------------------------------------- -----------------------------------------------------
         -        Manifold Technology(R)                -        SoundMate(R)
         --------------------------------------------- -----------------------------------------------------
         -        Road King(R)                          -        University Sound(R)
         --------------------------------------------- -----------------------------------------------------
         -        Telex(R)
         --------------------------------------------- -----------------------------------------------------

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

         The Company's operations are not dependent to any significant extent on any single or related group of patents, licenses, franchises or concessions. The Company believes its most significant patents are four patents relating to high output compression drivers, manifold technology products, variable intensity horns and the time division multiplex digital matrix intercom systems which expire in 2003, 2006, 2009 and 2014, respectively. The

Company also owns a number of patents related to the design and manufacture of several of its products, including headsets, headphones, boom-mounted microphones, various transducer devices, multiple-band directional antennas, computer audio microphones, adaptive compression circuitry for hearing aids and certain intercom-related devices. The Company does not believe that the expiration of any of its patents will have a material adverse effect on the Company's financial condition or results of operations.

SUPPLIERS

         The Company's extensive vertical integration enables it to manufacture many of the parts for its products internally. Management believes this gives the Company a competitive advantage in controlling quality and ensuring timely availability of parts. The Company purchases raw materials, assemblies and components for its products from a variety of suppliers and also purchases products from OEMs for resale. No single supplier accounts for 10% or more of the Company's total cost of supplies.

         One of the Company's largest suppliers has been a sole-source supplier for parts used in the manufacture of hearing aids for over 30 years. This supplier provides these components to over 90% of all hearing aid manufacturers in the United States. Although the Company believes that with adequate notice it can secure, if necessary, alternate sources for these hearing aid parts, its inability to obtain sufficient parts would have a material adverse effect on the Company's results of operations. The Company's purchases from this supplier in the year ended December 31, 2000 comprised 2.2% of the total supplies purchased by the Company. The Company believes that it could locate alternative sources of supply for these components. Doing so, however, could result in increased development costs and product shipment delays.

         The Company has several other sole-source suppliers, though none of the suppliers accounts for a significant portion of Company's purchases. Although the Company believes that with adequate notice it can secure, if necessary, alternate suppliers, its inability to do so could result in increased development costs and product shipments delays.

BACKLOG

         As is the case with other companies in the Company's businesses, backlog is not necessarily a meaningful indicator of the conditions of the business since the Company typically receives and ships orders representing a major portion of its quarterly non-contract revenues in the current quarter. As of December 31, 2000, the Company had a backlog of approximately $37.4 million compared to approximately $36.8 million as of December 31, 1999.

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

         The Company has had Phase I Environmental Site Assessment and Compliance Reviews conducted by a third-party environmental consultant at a number of its manufacturing sites and is aware of environmental conditions at such sites that require or may require remediation or continued monitoring. The Company is undertaking or is planning to undertake remediation or monitoring at these sites. In particular, the Company's site in Buchanan, Michigan has been designated a Superfund site under U.S. environmental laws and the Company has agreed it is a de minimis responsible party at a number of other currently or formerly owned or utilized sites which have been designated as Superfund sites. The former owner of the properties, Mark IV Industries, Inc. ("Mark IV"), has agreed to fully indemnify the Company for environmental liabilities resulting from the Buchanan, Michigan Superfund site and certain of the other sites at which the environmental consultant indicated monitoring or remediation was necessary.

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

         Through December 31, 2000, the Company had accrued approximately $1.8 million over the life of the project for anticipated costs to be incurred for the Lincoln, Nebraska cleanup activities, of which approximately $1.5 million had been incurred. See note 12 to the Consolidated Financial Statements of the Company included elsewhere herein.

         The Company estimates that it will incur, in Fiscal 2001, approximately $150,000 of environmental related capital expenditures in addition to those costs associated with the Lincoln, Nebraska cleanup activities described above. The Company also incurs approximately $30,000 per year of expenses associated with the disposal of hazardous materials generated in conjunction with its manufacturing processes.

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

EMPLOYEES

         As of December 31, 2000, the Company employed 2,660 persons worldwide, of which 2,571 were full-time employees.

         Employees at the Company's manufacturing facility in Buchanan, Michigan are covered by a collective bargaining agreement that expires in June 2003. There are no material grievances pending with respect to any union employees. The Company has not experienced any work stoppages in recent years and believes that its relationship with its employees has been good.


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


                                                       SIZE
           LOCATION          OWNED/LEASED          (SQUARE-FEET)      FACILITY TYPE(A)
           --------          ------------          -------------      ----------------


UNITED STATES:
Burnsville, Minnesota           Leased                 114,100        Corporate
                                                                      Headquarters/Marketing/Administration/Product
                                                                      Development/Sales
Blue Earth, Minnesota           Owned                  150,000        Manufacturing/Distribution
Buchanan, Michigan              Owned                  144,000        Manufacturing/Distribution
Glencoe, Minnesota              Owned                  100,000        Manufacturing/Distribution
Lincoln, Nebraska               Owned                  120,000        Manufacturing/Distribution/Product
                                                                      Development/Sales
Morrilton, Arkansas             Owned                  202,000        Manufacturing/Distribution
Rochester, Minnesota            Owned                   30,000        Manufacturing/Distribution
Burbank, California             Leased                   2,500        Sales

INTERNATIONAL:
Kidderminster, England          Owned                   35,000        Manufacturing/Sales/Marketing/Administration/Product
                                                                      Development/Service
Straubing, Germany              Owned                   95,000        Manufacturing/Sales/Marketing/Administration/Product
                                                                      Development/Distribution/Service
Hertfordshire, England          Leased                     700        Sales
Hermosillo, Sonora, Mexico      Leased                  32,500        Manufacturing
Hohenwarth, Germany             Leased                   7,600        Manufacturing
Hong Kong                       Leased                  16,000        Warehouse/Distribution
Kowloon, Hong Kong              Leased                  18,300        Sales/Marketing/Administration/Distribution/Service
London, England                 Leased                  11,500        Sales/Marketing/Administration/Distribution/Service
Nagoya, Japan                   Leased                     500        Sales/Marketing
Osaka, Japan                    Leased                   2,000        Sales/Marketing
Paris, France                   Leased                   3,500        Sales/Marketing/Administration/Distribution/Service
Singapore                       Leased                   2,300        Sales/Distribution/Service
Straubing, Germany              Leased                  10,700        Warehouse
Sydney, Australia               Leased                   8,000        Sales/Marketing/Administration/Distribution/Service
Tokyo, Japan                    Leased                  25,200        Sales/Marketing/Administration/Distribution/Service
Toronto, Ontario, Canada        Leased                   4,000        Sales/Distribution


-----------------------------

(a) The Rochester, Minnesota facility is dedicated to the Multimedia/Audio Communications business segment. The Morrilton, Arkansas, Burbank, California, Hohenwarth, Germany, and Buchanan, Michigan facilities are dedicated to the Professional Sound and Entertainment business segment. All other facilities are used for both of the Company's business segments.

         The Glencoe, Minnesota, Kidderminster, England and Hermosillo, Sonora, Mexico facilities have been certified under ISO 9002 and the Rochester, Minnesota and Straubing, Germany facilities have been certified under ISO 9001.

ITEM 3.       LEGAL PROCEEDINGS

         From time to time the Company is a party to various legal actions in the normal course of business. The Company believes that it is not currently a party in any litigation which, if adversely determined, would have a material adverse effect on the financial condition or results of operations of the Company.

         For a discussion of certain environmental matters, see "Item 1. Business -- Environmental Matters."

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         All of the Company's outstanding common stock is held by Holdings. There is no established public trading market for the Common Stock of the Company or Holdings.

         Holdings has not paid dividends on its Common Stock and the ability of Holdings and the Company to pay dividends on their respective common stock is restricted under the Company's Senior Secured Credit Facility (as defined herein) and the indentures governing the 11% Senior Subordinated Notes due March 15, 2007 (the "EVI Notes") and the 10-1/2% Senior Subordinated Notes due May 1, 2007 (the "Telex Notes"). Holdings and the Company plan to use any retained earnings for working capital purposes, capital expenditures and for debt service.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data as of and for the years ended December 31, 2000 and December 31, 1999 and for the nine-month period ended December 31, 1998, have been derived from the Company's consolidated financial statements included elsewhere herein, which have been audited by Arthur Andersen LLP, independent public accountants, and should be read in conjunction with such consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data with respect to the fiscal year ended March 31, 1998, the period from February 11, 1997 through March 31, 1997 and the period from March 1, 1996 through February 10, 1997 are derived from audited consolidated financial statements of the Company that are not included herein. The Merger (as defined herein) has been accounted for essentially as a pooling of interests from May 6, 1997, the date on which EVI (as defined herein) and Old Telex (as defined herein) came under common control, and the selected historical financial data below for the fiscal year ended March 31, 1998 accordingly include the results of operations of Old Telex from May 6, 1997. The results of operations and balance sheet data of Old Telex are not reflected in the data for periods prior to May 6, 1997.


                                                  PREDECESSOR
                                                   BASIS OF
                                                 ACCOUNTING (A)                      NEW BASIS OF ACCOUNTING (B)
                                                 --------------   ------------------------------------------------------------------
                                                  PERIOD FROM     PERIOD FROM
                                                   MARCH 1,       FEBRUARY 11,   FISCAL
                                                     1996           1997,         YEAR      NINE-MONTH    FISCAL YEAR   FISCAL YEAR
                                                    THROUGH        THROUGH        ENDED    PERIOD ENDED      ENDED         ENDED
                                                  FEBRUARY 10,     MARCH 31,    MARCH 31,  DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                                     1997            1997        1998(C)       1998           1999          2000
                                                 --------------   ------------  ---------  ------------   ------------  ------------
                                                 (IN MILLIONS)                            (IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
Net sales.........................................   $  179.2     $  28.7       $  335.4     $  248.0       $  346.1     $  328.9
Cost of sales.....................................      112.1        18.0          205.7        157.3          219.4        204.1
                                                     --------     -------       --------     --------       --------     --------
Gross profit......................................       67.1        10.7          129.7         90.7          126.7        124.8
Engineering.......................................        8.0         1.3           17.3         11.2           14.9         14.1
Selling, general and administrative...............       43.7         6.8           84.1         55.3           88.6         87.8
Restructuring charges.............................         --          --            6.2           --           (2.1)         8.8(e)
Corporate charges.................................         --         0.1            2.2          1.3            1.7          1.7
Amortization of goodwill and other intangibles....        0.9         0.2            5.4          2.1           12.0          2.2
                                                     --------     -------       --------     --------       --------     --------
Operating profit..................................       14.5         2.3           14.5         20.8           11.6         10.2
Interest expense..................................         --         5.0           37.9         27.3           36.7         36.0
Recapitalization expense..........................         --          --            6.7           --             --           --
Other (income) expense............................         --         0.1            0.1         (2.7)          (6.7)       (10.0)
Income (loss) before income taxes and
  extraordinary item..............................       14.5        (2.8)         (30.2)        (3.8)         (18.4)       (15.8)
Provision (benefit) for income taxes..............        6.2        (1.1)           0.1          1.3            4.0          2.2
                                                     --------     -------       --------     --------       --------     --------
Income (loss) before extraordinary item...........        8.3        (1.7)         (30.3)        (5.1)         (22.4)       (18.0)
Extraordinary loss from early retirement of debt..         --          --           20.6           --             --           --
                                                     --------     -------       --------     --------       --------     --------
Net income (loss).................................   $    8.3     $  (1.7)      $  (50.9)    $   (5.1)      $  (22.4)    $  (18.0)
                                                     ========     =======       ========     ========       ========     ========
FINANCIAL DATA:
EBITDA (d)........................................   $   19.6     $   3.2       $   28.5     $   29.7       $   33.6     $   27.9(e)
EBITDA margin (f).................................       10.9%       11.1%           8.5%        12.0%           9.7%         8.5%
Capital expenditures..............................   $    3.3     $   0.4       $    8.5     $    5.2       $    8.4     $   11.6


                                                            NEW BASIS OF ACCOUNTING (B)
                                                                       AS OF
                                        ---------------------------------------------------------------------
                                        MARCH 31,     MARCH 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                          1997           1998          1998           1999           2000
                                        ---------     ---------    ------------   ------------   ------------
BALANCE SHEET DATA:                                                (IN MILLIONS)
Working capital......................    $  83.9      $  69.9      $   63.5         $  51.1      $   7.4
Total assets.........................      210.8        300.3         273.3           262.0        223.7
Total debt...........................      118.7        353.3         337.7           343.9        340.2
Shareholder's equity (deficit).......       55.1       (125.8)       (130.1)         (154.5)      (175.4)

NOTES TO SELECTED FINANCIAL DATA

(a) Certain previously reported amounts have been reclassified to conform to 2000 presentation. These reclassifications had no impact on the previously reported operating profit, net income (loss), EBITDA or shareholder's deficit. Variable selling costs, such as freight and commissions paid to sales representatives, previously included in cost of sales, are now included in selling, general and administrative expenses for all periods reported. Additionally, depreciation expense, previously combined with and reported as a separate line item on the Statement of Operations as "depreciation and amortization," is now allocated to cost of sales, engineering expense, and selling, general and administrative expense for all periods reported.


(b) The Statement of Operations, Financial and Balance Sheet Data for the periods after February 10, 1997 were prepared under the new basis of accounting, which includes adjustments giving effect to the Acquisition (as defined herein) under the purchase method of accounting.


(c) The financial data for Fiscal 1998 consists of results for the twelve months of operations ended March 31, 1998 for EVI and the results of operations of Old Telex for the period from May 6, 1997 (the date on which both entities came under common control) through March 31, 1998.


(d) EBITDA represents earnings (operating profit) before interest expense, income taxes, and depreciation and amortization expense. EBITDA is included because management understands that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest, repay debt and make capital expenditures. Excluded from EBITDA are interest expense, income taxes, depreciation and amortization expense, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles.


(e) Included in the restructuring charges for the year ended December 31, 2000 is a $4.3 million charge attributed to impairment of goodwill and fixed assets. The reported EBITDA excludes this impairment charge.


(f)      Represents EBITDA as a percentage of net sales.


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

         On February 10, 1997, a subsidiary wholly owned by Greenwich Street Capital Partners, L.P. ("GSCP") and certain affiliated investors acquired from Mark IV Industries, Inc. and one of its subsidiaries all of the issued and outstanding capital stock of the former parent of EV International, Inc. ("EVI") and each of its subsidiaries (the "Acquisition").

         On May 6, 1997, Telex Communications, Inc. ("Old Telex") completed a recapitalization (the "Recapitalization") pursuant to an agreement between Telex, Greenwich II LLC ("G-II"), a Delaware limited liability company formed by GSCP and certain other investors, and GST Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of G-II.

         On February 2, 1998, EVI merged with Old Telex, a wholly owned subsidiary of Holdings and an affiliate of GSCP, with EVI surviving (the "Merger"). In the Merger, EVI changed its corporate name to Telex Communications, Inc. ("Telex"). The Merger has been accounted for essentially as a pooling of interests from May 6, 1997, the date on which EVI and Old Telex came under common control. In connection with the Merger, the Company had changed its fiscal year end, effective as of March 31, 1998, from the last day of February to March 31, the year historically used by Holdings. Effective December 31, 1998, the Company changed its fiscal year end from March 31 to December 31; accordingly the financial results for the period ended December 31, 1998 are for the nine-month period beginning on April 1, 1998. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere herein.

         The Acquisition, the Recapitalization, and the Merger are referred to herein collectively as the "Transactions." For a more detailed description of the Transactions, see Item 7 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

         Over 40% of the Company's sales are made internationally, in over 80 countries. The Company conducts its foreign sales through its foreign subsidiaries in Germany, Japan, Hong Kong, the United Kingdom, Canada, Australia, Singapore, Mexico and France, and exports products from its manufacturing locations in the U.S., Germany, the United Kingdom and Mexico for sales through its independent distributors and dealers in other countries.

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

         The Company maintains assets and/or operations in a number of foreign jurisdictions, the most significant of which are Germany, the United Kingdom, Japan, Singapore, and Hong Kong. In addition, the Company conducts business in local currency in many countries, the most significant of which are Germany, the United Kingdom, Japan, Singapore, Hong Kong, Canada, Australia and France. Exposure to U.S. dollar/German mark and U.S. dollar/British pound exchange rate volatility is mitigated to some extent by the Company's ability to source its production needs with existing manufacturing capacity in Germany and Great Britain, and the exposure to U.S. dollar/Japanese yen exchange rate volatility is to some extent mitigated by sourcing products denominated in yen from Japan or through contractual provisions in sales agreements with certain customers. Nevertheless, the Company has a direct and continuing exposure to both positive and negative foreign currency movements.

         The Company reports the foreign exchange gains or losses on transactions as part of other (income) expense. Gains and losses on translation of foreign currency denominated balance sheets are classified as currency translation adjustments and are included as part of shareholder's deficit.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated statements of operations.


                                                                       PERCENTAGE OF NET SALES
                                                         ----------------------------------------------------
                                                         YEAR ENDED        YEAR ENDED        NINE MONTHS
                                                           2000               1999           ENDED 1998
                                                         ----------------------------------------------------
Net Sales
  Professional Sound and Entertainment..............         64.6     %        61.4     %         62.1     %
   Multimedia/Audio Communications..................         35.4              38.6               37.9
                                                         --------           -------            -------

Total net sales.....................................        100.0             100.0              100.0
                                                         --------           -------            -------

Gross profit:.......................................
   Professional Sound and Entertainment.............         38.6              39.6               36.5
   Multimedia/Audio Communications..................         36.8              31.8               36.7
                                                         --------           -------            -------
Total gross profit..................................         37.9     %        36.6     %         36.6     %

Operating expenses..................................         34.8              33.2               28.2
                                                         --------           -------            -------
Operating income....................................          3.1     %         3.4     %          8.4     %
                                                         --------           -------            -------
Net loss............................................         (5.5)    %        (6.5)    %         (2.0)    %
                                                         --------           -------            -------

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Net Sales. The Company's net sales decreased 5.0 percent or $17.2 million from $346.1 million for the year ended December 31, 1999 to $328.9 million for the year ended December 31, 2000. The Multimedia/Audio Communications segment was responsible for the decrease. The decline in net sales is attributed primarily to discontinued products in the Multimedia/Audio Communications segment and to a slow down in the economy in the fourth quarter of 2000.

         Net sales in the Company's Professional Sound and Entertainment segment increased $0.3 million, or 0.1 percent, from $212.3 million for the year ended December 31, 1999 to $212.6 million for the year ended December 31, 2000. The Company believes that delay in the introduction of new products due to consolidation of the operations together with the global slow down in the economy in the fourth quarter of 2000 lowered the 2000 sales growth.

         Net sales for the Multimedia/Audio Communications segment decreased $17.5 million, or 13.0 percent, from $133.8 million for the year ended December 31, 1999 to $116.3 million for the year ended December 31, 2000. The decline in net sales is attributed primarily to discontinued products. In late 1999 the Company discontinued the electronic imaging product line.

         Gross Profit. The Company's gross profit decreased $1.9 million, or 1.5 percent, from $126.7 million for the year ended December 31, 1999 to $124.8 million for the year ended December 31, 2000. As a percentage of sales, the gross margin rate of 37.9 percent for the year ended December 31, 2000 increased from 36.6 percent for the year ended December 31, 1999. The increase in the gross margin rate for the year ended December 31, 2000 is attributed mainly to increased sales of high-margin products, discontinuation of low margin products, selective selling price increases and product cost reductions.

         The gross margin rate for the Professional Sound and Entertainment segment declined from 39.6 percent for the year ended December 31, 1999 to 38.6 percent in the year ended December 31, 2000. The decline is attributed primarily to manufacturing inefficiencies during startup of a new manufacturing facility and shutdown of existing manufacturing facilities.

         The gross margin rate for the Multimedia/Audio Communications segment increased from 31.8 percent in the year ended December 31, 1999 to 36.8 percent in the year ended December 31, 2000. The increase is attributed primarily to the discontinuation of the low margin electronic imaging line.

         Engineering. The Company's engineering expenses decreased $0.8 million from $14.9 million for the year ended December 31, 1999 to $14.1 million for the year ended December 31, 2000. The decrease is attributed primarily to the benefit from consolidation and streamlining of the engineering operations from two facilities to the Company's corporate headquarters in Minnesota.

         Selling, General and Administrative. The Company's selling, general and administrative expenses decreased $0.8 million, or 0.9 percent, from $88.6 million for the year ended December 31, 1999 to $87.8 million in the year ended December 31, 2000. Both years contained certain one-time, unusual charges as described below. Excluding those charges, selling, general and administrative expenses increased $7.7 million due to increased spending on information technology, primarily to consolidate U.S. accounting and operational systems onto one platform, to increases in salary and incentive compensation and to rent associated with the new corporate headquarters.

         Included in selling, general and administrative expense for the year ended December 31, 2000 is a $0.4 million charge attributed to the potential cost related to a lawsuit filed by the Company's former distributor in France. Included in the selling, general and administrative expenses for the year ended December 31, 1999 are charges of $5.5 million related to legal fees and settlement costs attributed to a lawsuit filed by the Company's former CEO and $0.5 million of additional depreciation attributed to the write-off of certain fixed assets.

         Corporate Charges. Corporate charges of $1.7 million for the year ended December 31, 2000 remained unchanged from the year ended December 31, 1999. The charges represent fees to GSCP for consulting and management services provided under a management and services agreement.

         Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles decreased $9.8 million from $12.0 million in the year ended December 1999 to $2.2 million in the year ended December 31, 2000. In the year ended December 31, 1999 the Company recognized one-time charges of $2.9 million for write-off of goodwill attributed to certain discontinued products and of $6.3 million attributed to the impairment of certain long-lived intangible assets.

         Restructuring Charges. The Company recorded a pre-tax restructuring charge of $8.8 million in the year ended December 31, 2000 attributed to the consolidation of certain of its United States manufacturing, engineering, marketing, services and administrative operations to reduce costs, to better utilize available manufacturing and operating capacity and to enhance competitiveness. The consolidation will result in a reduction of approximately 500 employees, primarily in manufacturing and distribution, with 425 employees terminated as of December 31, 2000. Included in the restructuring charges are $4.0 million of expected cash expenditures, primarily related to severance pay expected to be paid through June 2001 and $4.8 million of non-cash charges, primarily related to discontinued product lines. In the year ended December 31, 1999 the Company reversed an excess of $2.1 million of the $6.2 million of the restructuring charges previously provided.

         Other Income. The Company's other income increased $3.3 million from $6.7 million for the year ended December 31, 1999 to $10.0 million for the year ended December 31, 2000. The significant components of other income in the year ended December 31, 2000 were $6.5 million of income attributed to the restructuring of a license agreement to provide for a one-time, up-front fee in lieu of future royalties, offset by $0.2 million of related expenses, a $1.0 million gain on the sale of a trademark, $2.1 million proceeds from an insurance settlement related to a lawsuit filed by the Company's former CEO, a $0.2 million gain on $1.7 million of proceeds from the sale of the Company's former corporate headquarters and a $0.3 million gain on foreign exchange. The significant components of other income in the year ended December 31, 1999 were $7.0 million attributed to royalty income, of which $6.0 million was attributed to a one-time payment for shortfall of past royalty fees due the Company, $0.9 million of proceeds from the Company's insurance claim for business interruption related to a facility destroyed in a fire, a $0.5 million loss on foreign exchange and a $0.3 million loss attributed to the sale of certain product lines and facilities.

         Interest Expense. The Company's net interest expense decreased $0.7 million from $36.7 million for the year ended December 31, 1999 to $36.0 million for the year ended December 31, 2000. Interest expense for the year ended December 31, 2000 is offset by $2.2 million of interest income associated with an arbitration ruling related to a dispute arising out of the Company's purchase of Mark IV Industries, Inc. Audio Products Group in December 1996. Interest expense increased $1.7 million for the year ended December 31, 2000 compared with the year ended December 31, 1999. The increase in interest expense is attributed to higher interest rates and to higher average outstanding indebtedness associated with the Company's Senior Secured Credit Facility.

         Income Taxes. The Company's income tax benefit, excluding the income tax provision related to the net deferred tax asset valuation allowance, was
17.7 percent of the pretax loss for the year ended December 31, 2000, compared with 13.3 percent for the year ended December 31, 1999. The increase in the effective tax rate is principally due to the nondeductibility of certain costs related to the write-off of goodwill and other identifiable intangible assets for the year ended December 31, 1999.

         As of December 31, 2000, the Company has provided a reserve of $6.0 million for the expected tax liability, penalties, and accrued interest related to a dispute with the IRS for taxable years 1990 through 1995. The Company has agreed with the IRS on the final amount of the tax liability to be paid and plans to negotiate an installment payment plan with the IRS.

         The Company has established a net deferred tax valuation allowance of $36.4 million due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

         YEAR AND NINE-MONTH PERIOD ENDED DECEMBER 31, 1999 COMPARED TO NINE-MONTH PERIOD ENDED DECEMBER 31, 1998

         Effective December 31, 1998, the Company changed its fiscal year end from March 31 to December 31. Due to this change, the Company reported audited consolidated financial results for a short fiscal period beginning April 1, 1998 and ending on December 31, 1998. The management's discussion and analysis that follows compares the audited results for the year ended December 31, 1999 and, where appropriate, the unaudited results for the nine-month period ended December 31, 1999 to the audited results for the nine-month period ended December 31, 1998.

         Net Sales. The Company's net sales increased $98.1 million from $248.0 million for the nine-month period ended December 31, 1998 to $346.1 million for the year ended December 31, 1999. The Company's net sales increased $18.1 million, or 7.3 percent, from $248.0 million for the nine-month period ended December 31, 1998 to $266.1 million for the nine-month period ended December 31, 1999. Both the Professional Sound and Entertainment and the Multimedia/Audio Communications business segments contributed to the sales increase.

         Net sales in the Company's Professional Sound and Entertainment segment increased $4.6 million, or 3.0 percent, from $154.0 million for the nine-month period ended December 31, 1998 to $158.6 million for the nine-month period ended December 31, 1999. Net sales for the Multimedia/Audio Communications segment increased $13.5 million, or 14.4 percent, from $94.0 million for the nine-month period ended December 31, 1998 to $107.5 million for the nine-month period ended December 31, 1999. The sales increase in both the segments is attributed primarily to new products introduced in 1999, offset to some extent by phased-out products, and to improving economies in many of the geographic regions.

         Gross Profit. The Company's gross profit increased $36.0 million from $90.7 million for the nine-month period ended December 31, 1998 to $126.7 million for the year ended December 31, 1999. The Company's gross profit increased $6.8 million, or 7.5 percent, from $90.7 million for the nine-month period ended December 31, 1998 to $97.5 million for the nine-month period ended December 31, 1999. As a percentage of sales, the gross margin rate of 36.6 percent for the twelve months ended December 31, 1999 remained unchanged from the nine-month period ended December 31, 1998. The Company achieved significant manufacturing cost reductions in 1999, which were offset by lower gross margins on phased-out products and promotional pricing on certain newly introduced products.

         Engineering. The Company's engineering expenses increased $3.7 million from $11.2 million for the nine-month period ended December 31, 1998 to $14.9 million for the year ended December 31, 1999. The Company's engineering expenses of $11.2 million for the nine-month period ended December 31, 1999 remained relatively flat compared with $11.2 million for the nine-month period ended December 31, 1998. The Company continues to benefit from the restructuring implemented in the year ended March 31, 1998.

         Selling, General and Administrative. The Company's selling, general and administrative expenses increased $33.3 million from $55.3 million for the nine-month period ended December 31, 1998 to $88.6 million for the year ended December 31, 1999. The Company's selling, general and administrative expenses increased $14.4 million, or 26.0 percent, from $55.3 million for the nine-month period ended December 31, 1998 to $69.7 million for the nine-month period ended December 31, 1999. The increase is attributed to certain charges described below, to general inflation, to spending on information technology, primarily to enhance the information reporting for business decisions, and to increases in salary and incentive compensation.

         Included in the selling, general and administrative expenses for the nine-month period ended December 31, 1999 are charges of $5.5 million related to legal fees and settlement costs attributed to a lawsuit filed by the Company's former CEO and $0.5 million of additional depreciation attributed to the write-off of certain fixed assets. Included in the selling, general and administrative expenses for the nine-month period ended December 31, 1998 are net credits of $0.6 million due primarily to the reversal of previously accrued expenses related to certain employees no longer with the Company, a $1.7 million charge for severance pay related to the former CEO, and an estimated $1.0 million of charges for legal and audit fees related to the Merger.

         Corporate Charges. Corporate charges of $1.7 million for the year ended December 31, 1999 represent fees to GSCP for consulting and management services provided under a management and services agreement. These charges were $1.3 million for the nine-month period ended December 31, 1998.

         Amortization of Goodwill and Other Intangibles. Included in amortization of goodwill and other intangibles for the year ended December 31, 1999 are a $2.9 million charge for write-off of goodwill attributed to certain discontinued products and a $6.3 million charge attributed to impairment loss on certain long-lived assets (see note 6 to the Consolidated Financial Statements of the Company included elsewhere herein).

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

         Other Income. The Company recorded $6.7 million of other income in the year ended December 31, 1999. The significant components of other income were $0.9 million of income attributed to the Company's insurance claim for business interruption related to a facility destroyed in a fire, $7.0 million attributed to royalty income, of which $6.0 million is attributed to the estimated shortfall of past royalty fees due to the Company, $0.5 million loss on foreign exchange and $0.3 million loss attributed to the sale of certain product lines and facilities.

         Interest Expense. The Company's interest expense increased $9.4 million from $27.3 million for the nine-month period ended December 31, 1998 to $36.7 million for the year ended December 31, 1999. Interest expense was relatively unchanged for the nine-month periods, increasing from $27.3 million for the nine-month period ended December 31, 1998 to $27.6 million for the nine-month period ended December 31, 1999. The increase in interest expense is attributed to the increase in amortization of deferred finance charges incurred for amendment of the Senior Secured Credit facility.

         Income Taxes. The Company's income tax benefit, excluding the income tax provision related to the net deferred tax asset valuation allowance and $2.0 million attributed to a provision for a currently unsettled dispute with the IRS, was 13.3 percent of the pretax loss for the year ended December 31, 1999, compared with 34.8 percent for the nine-month period ended December 31, 1998. The decrease in the effective tax rate is principally due to the nondeductibility of certain costs related to the write-off of goodwill and other intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000 the Company had cash and cash equivalents of $2.7 million compared to $3.2 million at December 31, 1999. The Company's principal sources of funds for the year ended December 31, 2000 consisted of $11.8 million from operating activities, that included proceeds of $10.8 million associated with the royalty fee agreement related to the Altec Lansing trademark, $3.7 million of proceeds from the sale of facilities, product lines and other assets, and $5.1 million of net borrowings under revolving credit lines. The Company's principal uses of funds for the year ended December 31, 2000 consisted of $11.6 million for capital expenditures and $9.5 million for retirement of debt.

         The Company's investing activities consist mainly of capital expenditures to maintain facilities, to acquire machines or tooling, to update certain manufacturing processes, to update information systems and to improve efficiency. The Company's ability to make capital expenditures is subject to certain restrictions under its Senior Secured Credit Facility (as defined below).

         The Company's consolidated indebtedness decreased $3.7 million from $343.9 million at December 31, 1999 to $340.2 million at December 31, 2000. Increases in borrowings under the Revolving Credit Facility (as defined below) were partially offset by a reduction of $9.5 million in consolidated Term Loan (as defined below) indebtedness mandated by the terms of the Senior Secured Credit Facility.

         The Company relies mainly on internally generated funds and, to the extent necessary, borrowings under the Revolving Credit Facility and foreign working capital lines to meet its liquidity needs. The Company's liquidity needs arise primarily from debt service on indebtedness incurred in connection with the Transactions, working capital needs and capital expenditure requirements.

         The Company's credit facilities at December 31, 2000, include the Senior Secured Credit Facility consisting of the Term Loan Facility of $115.0 million and the Revolving Credit Facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines, subject to certain limitations, of $6.0 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

         As of December 31, 2000, $33.5 million of the Company's $86.6 million remaining borrowings under the Term Loan Facility is payable in the next 12 months, with the balance payable as described below. In addition, the Company had $24.3 million outstanding under the Revolving Credit Facility, and $3.2 million outstanding under the foreign working capital lines. There was no net availability at December 31, 2000 under the Revolving Credit Facility. Net availability at December 31, 2000 under foreign working capital lines totaled $0.8 million. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by the Company; therefore, the Company's financial condition is and will continue to be affected by changes in the prevailing interest rates. The Company is in compliance with all covenants related to the indentures governing the EVI Notes and the Telex Notes and the revised covenants of the Senior Secured Credit Facility, as recently amended. The effective interest rate under these credit facilities in the year ended December 31, 2000 was 10.1%.

         Pursuant to the Term Loan Facility, the Company is required to make scheduled permanent principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($26.0 million of which was outstanding at December 31, 2000), of $15.4 million and $10.6 million in 2001 and 2002 (with a final maturity date of October 31,

2002), respectively, and (ii) the $65.0 million Tranche B Term Loan Facility ($60.6 million of which was outstanding at December 31, 2000), of $18.1 million and $42.5 million in 2001 and 2002 (with a final maturity date of October 31, 2002), respectively. In addition, under the terms of the Senior Secured Credit Facility, the Company generally is required to make mandatory prepayments with
(i) certain asset sale proceeds, (ii) any additional indebtedness and equity proceeds (with certain exceptions) and (iii) with 75% of the excess cash flow of the Company and its subsidiaries for each fiscal year commencing on April 1, 1997, and each fiscal year thereafter. In 2001 the Company made a payment of approximately $0.6 million under the excess cash flow requirements of the Senior Secured Credit Facility.

         On April 11, 2001, the Company issued additional indebtedness ("New Indebtedness") in the principal amount of $20.0 million (of which $9.8 million was from primary shareholders of Holdings) to increase its liquidity. The net proceeds to the Company, after payment of commitment fees, were $18.8 million. The Company used the proceeds from the New Indebtedness to pay interest of $5.5 million that was due on March 15, 2001 for the EVI Notes and intends to use the remaining proceeds for working capital purposes and to pay interest of $6.6 million due on May 1, 2001 for the Telex Notes. The New Indebtedness is junior to the Senior Secured Credit Facility but senior to the EVI and Telex Notes and bears an interest rate of 18% per annum, increasing by 75 basis points each quarter until the applicable interest rate is 25%. Interest compounds quarterly and is payable at maturity on April 11, 2004. On April 11, 2001, the Company amended the indentures governing the EVI and Telex Notes to permit issuance of the New Indebtedness. On April 11, 2001, the Company received the consent from the lenders under its Senior Secured Credit Facility to (i) waive certain technical defaults with respect to the four consecutive quarters ended December 31, 2000 or as of such date, (ii) reduce the minimum consolidated EBITDA requirements and eliminate the covenants pertaining to maintenance of consolidated fixed charge and leverage ratios for all future periods, and (iii) consent to the issuance of New Indebtedness. The Senior Secured Credit Facility lenders required, as a condition to giving such waivers and consent, that the then-maturity date for the existing Senior Secured Credit Facility be shortened to October 31, 2002, that the Company prepay the Term Loan Facility in the aggregate amount of $20 million on or before December 31, 2001 and that the Company issue the New Indebtedness in a principal amount of not less than $15 million but not more than $20 million, on or before April 13, 2001.

         The ability of the Company to prepay $20 million on the Term Loan Facility by December 31, 2001 will depend upon the sale of certain businesses and assets of the Company. There can be no assurance that the Company will be successful in selling such businesses and assets or otherwise in generating cash sufficient to make the $20 million principal payments on the Term Loan Facility. However, if the Company is successful in selling such businesses and assets, the Company believes, based on current expectations regarding the business, as described below, and the $18.8 million of net proceeds from the New Indebtedness, it will have sufficient cash flows and liquidity to fund its working capital needs and to make scheduled principal and interest payments under its existing Senior Secured Credit Facility and the Notes.

         The Company intends to improve operations and liquidate nonproductive assets in 2001 in part to meet the liquidity needs of the debt service and to satisfy the requirements of the debt covenants. The Company's year 2001 operating plan includes strategies to significantly improve operating results by reducing purchased material costs through more effective supply chain management, increasing selling prices on selected products, managing other operating costs to planned levels, reducing inventory, improving accounts receivable collections, achieving additional cost efficiencies through consolidation of its manufacturing operations and introducing several new products. There can be no assurance, however, that the Company will be successful in achieving the planned operating improvements or executing alternative strategies on terms acceptable to the Company. Additionally, the Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

         New Products and Changing Technology. Technological innovation and leadership are among the important factors in competing successfully in the professional sound and entertainment and multimedia/audio communications markets. The Company's future results will depend, in part, upon its ability to make timely and cost-effective enhancements and additions to its technology and to introduce new products that meet customer demands, including products utilizing digital technology, which are increasingly being introduced in the professional audio industry. The success of current and new product offerings is dependent on several factors, including proper identification of customer needs, technological development, cost, timely completion and introduction, differentiation from offerings of the Company's competitors and market acceptance. Maintaining flexibility to respond to technological and market dynamics may require substantial expenditures. There can be no assurance that the Company will successfully identify and develop new products in a timely manner, that products or technologies developed by others will not render the Company's products obsolete or noncompetitive, or that constraints in the Company's financial resources will not adversely affect its ability to develop and implement technological advances.

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

         The Company has substantial assets located outside of the United States, and a substantial portion of the Company's sales and earnings are attributable to operations conducted abroad and to export sales, predominantly in Western Europe and Asia Pacific. The Company's international operations subject the Company to certain risks, including increased exposure to currency exchange rate fluctuations. The Company hedges a portion of its foreign currency exposure by incurring liabilities, including bank debt, denominated in the local currencies of those countries where its subsidiaries are located and manages its currency risk exposure on foreign currency denominated intercompany balances through forward foreign exchange contracts. The Company's international operations also subject it to certain other risks, including adverse political or economic developments in the foreign countries in which it conducts business, foreign governmental regulation, dividend restrictions, tariffs and potential adverse tax consequences, including payment of taxes in jurisdictions that have higher tax rates than does the United States.

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

         Restrictive Financing Covenants. The Senior Secured Credit Facility and indentures governing the EVI Notes, the Telex Notes, and the New Indebtedness contain a number of significant covenants that will restrict the operations of the Company and its subsidiaries. Under the Senior Secured Credit Facility and the New Indebtedness, the Company is required to comply with specified financial ratios and tests, including minimum EBITDA requirements. As of December 31, 2000 the Company was not in compliance with certain of the then-existing financial covenants of its Senior Secured Credit Facility. Subsequently, these covenants have been amended and the Company is currently in compliance with the covenants, as amended. There can be no assurance that the Company will be able to comply with such covenants or restrictions in the future. The Company's ability to comply with such covenants and other restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the Senior Secured Credit Facility, the EVI and Telex Notes, and the New Indebtedness that would permit the lenders to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest, and permit the lenders under the Revolving Credit Facility to terminate their commitments to make further extensions of credit thereunder.

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

EXCHANGE RATE SENSITIVITY ANALYSIS

         The Company enters into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During 2000, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in the income statement.

         At December 31, 2000, the Company had outstanding foreign forward exchange contracts with a notional amount of $11.2 million and with a weighted average maturity of 100 days.

         At December 31, 2000, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $1.1 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

         For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

         At December 31, 2000, the Company had fixed rate debt of $225.0 million and floating rate debt of $115.2 million. Holding all other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of the $225.0 million fixed rate debt by approximately $10.4 million. The earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates on the $115.2 million floating rate debt would be approximately $1.2 million, holding all other variables constant.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Public Accountants, Consolidated Financial Statements and Supplementary Data required by Item 8 are set forth immediately following the signature page of this report and are hereby incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with the Company's independent public accountants on accounting or financial disclosure.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the name, age and position, as of March 15, 2001, of each of the executive officers and directors of the Company.


NAME                              AGE          POSITION
---------------------------     -------        -----------------------------------------------------
Ned C. Jackson*                   65           Director, Chief Executive Officer and President

Richard J. Pearson*               49           Vice President, Chief Financial Officer

Mahedi Jiwani                     52           Vice President, Finance

Joseph P. Winebarger              52           Vice President and Chief Technical and Environmental
                                               Officer

Glen E. Cavanaugh                 57           Group Vice President and President, Multimedia/Audio
                                               Communications Group

Roger H. Gaines                   58           Vice President, Manufacturing Special Projects

Scott Myers                       54           Vice President, Worldwide Operations

Mathias von Heydekampf            38           President, Worldwide Electronics/Europe-ROW

Edgar S. Woolard, Jr.             66           Director, Chairman of the Board

Christopher P. Forester           50           Director

Keith W. Abell                    44           Director

Joseph J. Plumeri II              57           Director

Barry Hamerling                   55           Director

--------------------
* Executive is also an executive officer of Holdings.

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

         Mr. Jiwani joined the Company in September 1997 as Vice President, Corporate Controller. He was promoted to Vice President, Finance in November 2000, and also assumed additional responsibilities of the Treasury function. Prior to joining the Company, Mr. Jiwani was Corporate Controller for the Tennant Company from December 1993 to September 1997.

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

         Mr. Myers is Vice President, Worldwide Operations responsible for worldwide manufacturing. He joined the Company in January 1999 as Chief Information Officer and Vice President, Planning and Supply Chain and in June 1999 he also assumed responsibility for International ROW sales until March 2001. From 1997 to 1998, he was Vice President of Operations Services for Viasystems Group, Inc., the world's largest printed circuit board manufacturer. From 1993 to 1997, Mr. Myers was Director of Information Systems for Mills & Partners, Inc. and Director of Information Systems for Berg Electronics Inc., a Mills & Partners Company. Prior to joining Mills & Partners in 1993, Mr. Myers held a number of management positions during 20 years with DuPont in corporate planning, acquisitions and joint ventures, business management, purchasing and transportation, information systems and manufacturing.

         Mr. von Heydekampf was promoted in March 2001 to the position of President, Worldwide Electronics/Europe and ROW. From December 1999 to March 2001, he was President, Electronics Group and Managing Director for Europe. He joined the Company in February 1997 as Managing Director, Straubing, Germany and for the Company's subsidiaries in France and Switzerland. Prior to joining the Company, Mr. von Heydekampf was General Manager of Harman France Consumer Division from February 1995 to October 1996.

         Mr. Woolard was appointed Chairman of the Board of Directors in March 2000. He became a director of the Company in January 1998. Mr. Woolard is the former Chairman of the Board of Directors of DuPont. He joined DuPont in 1957 and held a variety of engineering, manufacturing and management positions before being elected President and Chief Operating Officer in 1987, and Chairman and Chief Executive Officer in 1989. He retired from DuPont in 1995. Mr. Woolard was a director of Citigroup, Inc. and Apple Computer, Inc.

         Mr. Forester became a director in December 1997. Mr. Forester has been a partner of eCom Partners LLC since 1999. ECom Partners is a venture capital firm specializing in internet and e-commerce related investments. Mr. Forester was retired from 1996 through 1998. From 1994 to 1995, Mr. Forester was Managing Director of the technology industry group of Merrill Lynch & Co. From 1977 to 1993, Mr. Forester worked in the Corporate Finance Department, Investment Banking Division of Goldman, Sachs & Co. where he was a General Partner from 1988 to 1993.

         Mr. Abell became a director of the Company in December 1997. Mr. Abell joined GSC Partners at its inception in 1994 and has been an officer of GSC Partners since June 1998. From 1990 to 1994, Mr. Abell was with the Blackstone Group, most recently as a Managing Director.

         Mr. Plumeri became a director of the Company in March 2000. In September 2000, Mr. Plumeri became chairman and in December 2000 he also became chief executive officer of Willis Group Ltd., an insurance brokerage firm. From 1998 to 1999, Mr. Plumeri served as the Chief Executive Officer of Citibanking North America, where he was responsible for the integration of the merged consumer businesses of Citibank and Travelers Group Inc. From 1994 to 1998, Mr. Plumeri served as the Chairman of the Board of Directors and Chief Executive Officer of Primerica Financial Services, an affiliate of Travelers Group Inc. From 1992 to 1994, Mr. Plumeri was the President of Smith Barney Shearson. Mr. Plumeri also serves as a board member and advisor to many organizations, including The Council on Foreign Relations, The United Negro College Fund and The College of William & Mary.

         Mr. Hamerling became a director of the Company in March 2000. Mr. Hamerling has been the managing partner of Premium Desserts of America, Inc. from October 1998 to the present. He was the President of AYCO Co. L.P., a large financial and tax counseling firm, from January 1992 until September 1998. Mr. Hamerling has been the President of the AYCO Charitable Foundation for the last five years.

ITEM 11.      EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Directors who are not employees of the Company or GSC Partners are paid $1,500 for each Board meeting attended. Directors who are employees of the Company or GSC Partners receive no separate compensation for their services as directors. All of the Company's directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board. Currently one of the Company's directors is an employee of GSC Partners, to which the Company pays fees for management and financial consulting services. See Item 13, "Certain Relationships and Related Transactions."

EXECUTIVE COMPENSATION

         The following table sets forth information with respect to all compensation paid or accrued by the Company during the last three fiscal years for services rendered in all capacities by its Chief Executive Officer and the four most highly compensated executive officers whose cash compensation exceeded $100,000 for the year ended December 31, 2000. Information presented for Fiscal 1998 includes all compensation paid during the calendar year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE


                                                                                                 LONG-TERM
                                                                  ANNUAL COMPENSATION           COMPENSATION
                                                                  -------------------       --------------------
                                                                  SALARY       BONUS          NUMBER OF SHARES
NAME AND PRINCIPAL POSITION                  FISCAL YEAR            ($)          ($)          UNDERLYING OPTIONS
------------------------------------     ----------------------   -------------------       --------------------
Ned C. Jackson(a)                               2000              338,461     170,000                     -
President and Chief Executive                   1999              305,769     300,000               250,000
Officer                                         1998               70,385      75,000                     -

Mathias von Heydekampf                          2000              192,976     125,000                     -
President, Worldwide                            1999              130,920     118,341                30,000
Electronics/Europe-ROW                          1998              128,661     111,032                     -

Scott Myers (b)                                 2000              165,000     168,000                     -
Vice President, Worldwide Operations            1999              151,250      40,000                30,000
                                                1998                    -           -                     -

Glen E. Cavanaugh                               2000              175,770      74,139                     -
Group Vice President and President,             1999              170,308      56,639                40,934
Multimedia/Audio Communications                 1998              161,692      81,351                     -

Joseph P. Winebarger                            2000              142,308      70,636                     -
Vice President and Chief Technical              1999              141,680      60,636                37,680
and Environmental Officer                       1998              138,483     132,172                     -

--------------------
(a)  Mr. Jackson joined the Company in October 1998.
(b)  Mr. Myers joined the Company in January 1999.

OPTION GRANTS IN FISCAL 2000

         No options were granted to the Named Executive Officers during Fiscal 2000.

STOCK OPTION EXERCISES AND VALUE AT DECEMBER 31, 2000

         The following table provides information with respect to the Named Executive Officers of the Company concerning stock options exercised during the year ended December 31, 2000 to acquire Common Stock of Holdings. No stock appreciation rights have been granted under any incentive plan.


                                   AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
                                       AND OPTION VALUES AT DECEMBER 31, 2000
----------------------------------------------------------------------------------------------------------------------
                                                               NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                 NUMBER OF                    UNDERLYING-UNEXERCISED             IN-THE-MONEY
                                  SHARES         VALUE               OPTIONS                       OPTIONS
                                ACQUIRED ON    REALIZED            EXERCISABLE/                  EXERCISABLE/
             NAME                EXERCISE         ($)             UNEXERCISABLE              UNEXERCISABLE($)(A)
----------------------------------------------------------------------------------------------------------------------
Ned C. Jackson                         -             -               0/250,000(b)                   $0/$0
Mathias von Heydekampf                 -             -                0/30,000(b)                    0/0
Scott Myers                            -             -                0/30,000(b)                    0/0
Glen E. Cavanaugh                      -             -                0/35,000(b)                    0/0
                                                                      14,174/0(c)                    0/0
Joseph P. Winebarger                   -             -                0/30,000(b)                    0/0
                                                                      20,328/0(c)                    0/0

--------------------
(a) Value of unexercised in-the-money options granted under the 1997 Amended and Restated Stock Option Plan and the Amended and Restated 1998 Performance Stock Option Plan is based on per share value determined as of December 31, 2000 in accordance with a formula set forth in the Stockholders' Registration and Rights Agreement, dated May 6, 1997.

(b) None of the options granted under the Amended and Restated 1998 Performance Stock Option Plan are exercisable unless and until (a) an "Exit Event" has occurred, as such term is defined in the Amended and Restated 1998 Performance Stock Option Plan, and (b) GSCP's Internal Rate of Return ("IRR") is greater than 20%. As GSCP's IRR increases from a percentage that is greater than 20%, and up to the point where the IRR is 30%, the number of options that are exercisable increases from 10% of such options (if GSCP's IRR is equal to or greater than 20%) to 100% of such options (if GSCP's IRR is equal to or greater than 30%). A vesting schedule is also applied in cases where an option grantee's employment with the Company is terminated.

(c) Amounts reflect options granted under the 1997 Amended and Restated Stock Option Plan. They include Initial Option Grants, which vest over a three-year period beginning on the date of grant, and Special Service Option Grants which vest upon grant.

ANNUAL BONUS PROGRAMS

         The Company has an annual bonus plan for management employees that provides that participants in such plan are entitled to an annual bonus based on achieving certain annual projected earnings performance targets. Under the terms of the plan, participants are eligible to receive an annual bonus of between 25% and 100% of base salary depending on the level of achievement of the performance targets. The Company has also adopted an additional annual cash bonus plan whereby Messrs. Cavanaugh and Winebarger may receive additional annual incentive awards in each of the five years commencing on May 6, 1997, up to a maximum aggregate award of $71,000 and $153,180, respectively. In total, the Company may incur aggregate total cash compensation charges in connection with this additional cash bonus plan for the executive officers named above as well as all other covered executives and employees of approximately $0.3 million in 2001. For a description of bonuses payable to Mr. Jackson, see "Employment Agreements."

PENSION PLAN

         The Company maintains a defined benefit pension plan (the "Pension Plan") qualified under the Internal Revenue Code that provides a benefit upon retirement to the Company's eligible employees. Since July 1, 1999 the Pension Plan has been a cash balance pension plan. Under the terms of the Pension Plan, accrued benefits are expressed as "account balances" for each participant. The Company credits each active participant's account with a benefit credit each year determined based on the participant's age, vesting service, and total remuneration covered by the Pension Plan (consisting of base salary, commission, overtime and bonuses paid to the participant), as illustrated in the following table.

                              BENEFIT CREDIT CHART



                                                              BENEFIT CREDIT AS A PERCENTAGE OF
                                         -------------------------------------------------------------------------
                                                                                    PENSION EARNINGS FOR THE YEAR
   AGE + YEARS OF VESTING SERVICE ON                                                   THAT ARE GREATER THAN THE
               JANUARY 1                    PENSION EARNINGS FOR THE YEAR                 INTEGRATION LEVEL
   ---------------------------------     ---------------------------------------  --------------------------------
               Under 40                                  1.5%                                 1.5%
                 40-49                                   2.0                                  2.0
                 50-59                                   2.6                                  2.6
                 60-69                                   3.2                                  3.2
                 70-79                                   4.2                                  4.2
                 80-89                                   5.4                                  5.4
             90 and above                                6.8                                  5.4

         The Integration Level each year is equal to one-half of the Social Security taxable wage base for the year. For 2001 the Integration Level is $40,200. The Integration Level will change each year. For plan years beginning in 2000 and later, annual compensation taken into account for purposes of calculating benefits is limited to $170,000 and (also $170,000 for 2001, and adjusted in future years to reflect inflation).

         The accounts are also credited with an interest credit, which is based on the average six month Treasury bill rate for the November 1 of the prior year, plus 1%. The Interest Credit for a full calendar year will not be less than 5%.

         The estimated projected annual single life annuity benefit for the Named Executive Officers, assuming they continue with the Company to normal retirement age (age 65), or December 31, 2001 if later, and their compensation, the maximum recognizable compensation and the Integration Level do not change, would be as follows:

         Mr. Jackson, $2,031
         Mr. Cavanaugh, $23,373
         Mr. Winebarger, $60,417
         Mr. Myers, $15,230

Mr. von Heydekampf is not eligible to participate in the Pension Plan because he is not a United States citizen.

EMPLOYMENT AGREEMENTS

         Ned C. Jackson entered into an employment agreement with Holdings (an "Employment Agreement," and together with other Employment Agreements described herein, the "Employment Agreements"), for the period ended December 31, 1999, which is automatically renewed for successive annual periods thereafter, pursuant to which Mr. Jackson will receive (i) a base annual salary of $300,000,
(ii) an aggregate annual incentive award of up to approximately $300,000 if certain performance objectives are achieved, and (iii) a special one-time bonus of $1.0 million upon achievement of specified performance objectives, with additional incremental bonuses payable upon achievement of certain increases in specified performance measures thereafter. In addition, Mr. Jackson is entitled to receive certain perquisites and has received options to purchase 250,000 shares of Holdings Common Stock pursuant to the Amended and Restated 1998 Performance Stock Option Plan adopted by Holdings. Mr. Jackson's employment is terminable by the Company on 30 days' written notice (or immediately for cause) or by Mr. Jackson on 60 days' written notice. Upon termination, including due to Mr. Jackson's death or disability, Mr. Jackson will be entitled to receive all compensation, benefits and perquisites accrued under his Employment Agreement through the effective date of his termination of employment.

         Mr. Jackson and Holdings entered into an Incentive Compensation Agreement on March 14, 2000 ("Incentive Agreement"). The Incentive Agreement provides that Mr. Jackson is entitled to certain cash compensation upon the occurrence of a "Triggering Event," which includes any of the following events:
(a) a merger or consolidation of Holdings resulting in the holders of Holdings Common Stock ceasing to own more than 80% of Holdings Common Stock immediately after such merger or consolidation, (b) a sale of all or substantially all of the assets of Holdings, including a sale by Holdings of more than 80% of the Common Stock of the Company, (c) a sale or transfer by G-I and/or G-II (other than transfers to a Permitted Assignee), together with sales and transfers by Permitted Assignees, of more than 50% of Holdings Common Stock, or (d) a recapitalization of Holdings resulting in a distribution of cash or property to the holders of Holdings Common Stock in which the consideration received by G-I and G-II exceeds $141.0 million plus an allocable portion of the amount of the incentive payment to be paid pursuant to the Incentive Agreement upon the occurrence of a Triggering Event. In the event a Triggering Event occurs, Mr. Jackson is entitled to receive up to 2 percent of the proceeds G-I and G-II receive in excess of $141.0 million.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The authorized common stock of the Company as of March 15, 2001 consists of 1,000 shares of common stock, par value $.01 per share, of which 110 shares are issued and outstanding and all of which are owned by Holdings. The authorized Common Stock of Holdings as of March 15, 2001 consists of 7,000,000 shares of Common Stock, par value $.0005 per share, of which 4,237,580 shares are issued and outstanding.

         The following table sets forth information with respect to the beneficial ownership of Holdings Common Stock and options to purchase such stock as of March 15, 2001 by (i) each person who is known by the Company to beneficially own more than 5% of Holdings Common Stock, (ii) each director of the Company, (iii) each named executive officer of the Company listed in the Summary Compensation Table above and (iv) by all directors and executive officers as a group. Except as otherwise indicated, beneficial ownership includes both voting and investment power with respect to the Holdings Common Stock shown.



                                                                        NUMBER OF SHARES
                                                                           UNDERLYING         PERCENTAGE OF
NAME OF BENEFICIAL OWNER                         NUMBER OF SHARES          OPTIONS (A)            CLASS
------------------------------------------       ----------------       -----------------     -------------
Greenwich II, LLC(b)......................              2,605,060                -                59.1%
Greenwich I, LLC(b).......................              1,397,400                -                31.7
Ned C. Jackson............................                      -                -                 -
Glen E. Cavanaugh.........................                 46,220           14,174                 1.4
Mathias von Heydekampf....................                      -                -                 -
Scott Myers...............................                      -                -                 -
Joseph P. Winebarger......................                 58,740           20,328                 1.9
Edgar S. Woolard, Jr.(d) .................                      -           10,783                 *
Christopher P. Forester...................                      -            5,484                 *
Keith W. Abell (c)........................                      -                -                 -
Joseph J. Plumeri II......................                      -                -                 -
Barry Hamerling...........................                      -                -                 -
All directors and officers as a group
  (12 persons) (b)(c).....................                104,960           50,769                 3.6

------------------------------
*    Indicates amount less than 1.0%

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

(d) Does not include up to a maximum of 444,938.93 shares of Holdings Common Stock that may be acquired by Mr. Woolard upon the exercise of warrants granted to him pursuant to the Warrant, dated March 14, 2000 (the "Warrant"), a vested portion of which warrants are exercisable only upon the occurrence of a Triggering Event (as defined in the Warrant), which may occur at any time. See "Item 13. Certain Relationships and Related Transactions," for a description of the terms of the Warrant.

         The following table sets forth the percentage beneficial interest of each holder of each of Greenwich I, LLC and Greenwich II, LLC. Each such holder, except New Century Enterprises, Ltd., is affiliated with GSCP.


     NAME OF HOLDER                                                         PERCENTAGE OF INTEREST
     --------------                                                         ----------------------
     GSCP(a)(b).....................................................                  65.2%
     TRV Employees Fund, L.P.(c)(b).................................                  15.9
     Greenwich Street Capital Offshore Fund, Ltd. (d)(b)............                   4.0
     The Travelers Insurance Company (e)(b).........................                   3.3
     The Travelers Life and Annuity Company (e)(b)..................                   1.6
     New Century Enterprises, Ltd. (f)..............................                  10.0

(a) The address for this person is 500 Campus Drive, Suite 220, Florham Park, NJ 07932. The general partner of this person is Greenwich Street Investments, L.P., the general partner of which is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

(b) By virtue of the relationships set forth in notes (a), (c), (d) and (e), Citigroup may be deemed to share beneficial ownership of the securities held of record by this person and may be deemed to share power to vote, or to direct the voting of, and power to dispose of, or direct the disposition of, the securities held of record by such person.

(c) The address for this person is 500 Campus Drive, Suite 220, Florham Park, NJ 07932. The general partner of this person is a wholly owned subsidiary of Citigroup.

(d) The address for this person is c/o Rawlinson & Hunter, Woodbourne Hall, P.O. Box 3162, Road Town Tortola, British Virgin Islands. All the voting securities of this person are owned by the general partner of GSCP, whose managing general partner is a wholly owned subsidiary of Citigroup.

(e) The address for this person is 1 Tower Square, Hartford, Connecticut 06183-2030. This person is an indirect wholly owned subsidiary of Citigroup.

(f) Mr. Woolard has a 92.7% interest in New Century Enterprises, Ltd. The address for this person is 16952 Passage Island South, Jupiter, Florida 33477.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         GSCP is a private direct equity investment fund organized in 1994 to provide long-term capital for and make acquisitions in companies in a variety of industries. GSCP invests in management buyouts, leveraged acquisitions, international investment opportunities and minority investments. The general partner of GSCP is Greenwich Street Investments, L.P., the general partner of which is a wholly owned subsidiary of Citigroup. GSCP is managed by Greenwich Street Capital Partners, Inc. ("Greenwich"), which is managed by GSCP (NJ), L.P. ("GSC Partners"). Mr. Abell is a principal of GSC Partners and a director of Holdings and of the Company. See Item 10. "Directors and Executive Officers."

         The Company has engaged Greenwich to provide it with certain business, financial and managerial advisory services, including developing and implementing corporate and business strategy and providing other consulting and advisory services. In exchange for such services, the Company has agreed to pay Greenwich an aggregate annual fee of $1,715,000 ("Management Fee"), prepaid semi-annually, plus Greenwich's reasonable out-of-pocket costs and expenses. This engagement will be in effect until the earlier to occur of May 6, 2002 or the date on which GSCP no longer owns, directly or indirectly, any shares of the capital stock of G-II, and may be earlier terminated by Greenwich in its discretion. Under the terms of the April 11, 2001 amendment to the Company's Senior Secured Credit Facility, such fees will be accrued, but not paid prior to the repayment of the loans under the Senior Secured Credit Facility. In addition, Holdings, the Company and their subsidiaries have agreed to indemnify Greenwich, GSCP, and their respective directors, officers, partners, employees, agents, representatives and control persons against certain liabilities arising under the federal securities laws, liabilities arising out of the performance of the consulting agreement and certain other claims and liabilities.

         On April 11, 2001, the Company issued New Indebtedness ("Senior Secured Notes") in the principal amount of $20 million, for net proceeds of $18.8 million after payment of commitment fees. The New Indebtedness (i) accrues interest at a rate of 18% per annum, increasing by 75 basis points each quarter until the applicable rate is 25% per annum, and with interest payable quarterly in arrears, at the Company's option, in cash or in additional Senior Secured Notes (i.e. pay-in-kind) or, subject to the approval of the purchasers of the New Indebtedness, by otherwise adding accrued interest to the principal amount of the Senior Secured Notes; (ii) is guaranteed by Holdings and those subsidiaries of the Company that currently guarantee the obligations of the Company under its Senior Secured Credit Facility and will be guaranteed by any additional subsidiaries that may be added as guarantors under the Company's Senior Secured Credit Facility in the future, and is secured by a second priority lien on assets of the Company and its subsidiaries that secure the obligations of the Company under its Senior Secured Credit Facility and any additional assets that may secure such obligations in the future; (iii) is redeemable prior to maturity at the option of the Company at 100% of the principal amount redeemed plus any accrued and unpaid interest; (iv) is "Senior Indebtedness" and "Designated Senior Indebtedness" under the Indentures, subordinated only to the Company's Senior Secured Credit Facility pursuant to an intercreditor agreement among the purchasers of the New Indebtedness, the lenders under the Company's Senior Secured Credit Facility and the Company; and
(v) contains covenants substantially similar to the covenants contained in the Company's current Senior Secured Credit Facility, except that the minimum EBITDA covenant contained in the Senior Secured Notes contains minimum EBITDA levels set at 80% of those contained in the Company's current Senior Secured Credit Facility.

         TCI Investments LLC has purchased $9.8 million of the principal amount of the Senior Secured Notes. TCI Investments LLC is managed by GSCP (NJ), L.P., which also manages Greenwich Street Capital Partners, L.P., which is one of the managing members of Greenwich I, LLC and Greenwich II, LLC. Greenwich I, LLC and Greenwich II, LLC are the owners of approximately 90.8% of the Common Stock of Telex Communications Group, Inc., the parent of the Company. TCI Investments LLC, Greenwich I, LLC and Greenwich II, LLC have certain common direct or indirect investors.

         Mr. Woolard received a warrant from Holdings dated March 14, 2000 (the "Warrant"), which entitles him to purchase up to a maximum of 444,938.93 shares of Common Stock of Holdings upon the occurrence of a Triggering Event. The Warrant is immediately vested with respect to one-third of the underlying shares, and the remainder vests in 24 monthly installments beginning in April 1, 2001, subject to certain adjustments in the event of Mr. Woolard's death or his removal as Chairman of the Board of Directors as a result of his disability or for cause (as such terms are defined in the Warrant), or his resignation as Chairman of the Board of Directors. In the event that a Triggering Event occurs prior to any of these events, the Warrant becomes 100% vested. A Triggering Event occurs upon the (a) merger or consolidation of Holdings resulting in the holders of Holdings Common Stock ceasing to own more than 80% of Holdings Common Stock immediately after such merger or consolidation, (b) a sale of all or substantially all of the assets of Holdings, including a sale by Holdings of more than 80% of the Common Stock of the Company, or (c) a sale or transfer by G-I and/or G-II (other than transfers to a Permitted Assignee), together with sales and transfers by Permitted Assignees, of more than 50% of Holdings Common Stock. The Warrant entitles Woolard to purchase a number of shares of Holdings Common Stock determined by reference to a formula based on the Triggering Event valuation multiplied by the percentage of vested Warrants. If the valuation is $550 million or less, the maximum number of shares of Holdings Common Stock that may be issued is 187,451.13; if the valuation is between $550 million and $700 million, the number of shares that may be issued will be a minimum of 187,452.75, and a maximum of 444,937.12; and if the valuation is greater than $700 million, the maximum number of shares that may be issued is 444,938.93. The Triggering Event valuation is based upon a formula that takes into account prior distributions to Holdings' shareholders, the purchase price paid for the Holdings Common Stock in connection with the Triggering Event, and any debt of Holdings assumed by the purchaser. The number of shares issuable upon exercise of the Warrant is to be adjusted for dividends on the outstanding Common Stock payable in shares of Common Stock, stock splits or combinations, and mergers or consolidations of Holdings with or into another entity (other than a merger or consolidation which is a Triggering Event) entitling the holders of Common Stock to receive shares of stock and other securities or property upon such consolidation or merger.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                                                           Page
(a)    The following documents are filed as part of this report:

       1.   Financial Statements:

            Report of Independent Accountants...............................................................36

            Consolidated Balance Sheets as of December 31, 2000 and 1999....................................37

            Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 and the nine-month period ended December 31, 1998...................................................38

            Consolidated Statements of Shareholder's Deficit and Comprehensive Income for the years ended December 31, 2000 and 1999 and the nine-month period ended December 31, 1998 .............39

            Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999 and the nine-month period ended December 31, 1998...............................................40

            Notes to Consolidated Financial Statements......................................................41

       2.   Financial Statement Schedules:

            The following supplemental schedule is filed as part of this report:

            Valuation and Qualifying Accounts...............................................................61

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


(b)    Reports on Form 8-K:

       No reports on Form 8-K were filed during the fourth quarter ended
       December 31, 2000. A Report on Form 8-K, dated March 14, 2001, reporting under Items 5 and 7, was filed on March 14, 2001. A Report on
       Form 8-K, dated April 12, 2001, reporting under Items 5 and 7, was filed on April 12, 2001.

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

(d)    Not applicable.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT:

         The Company intends to send to its security holders this Report on Form 10-K covering the year ended December 31, 2000. It does not intend to send any proxy material relating to any annual or other meeting of security holders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 16th day of April, 2001.

                                              TELEX COMMUNICATIONS, INC.

                                              By: /s/ Ned C. Jackson
                                                 -------------------------------
                                                  Ned C. Jackson
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                 TITLE                                   DATE
---------                                 -----                                   ----
/s/ Ned C. Jackson                        Chief Executive Officer and Director    April 16, 2001
------------------------------------
Ned C. Jackson

/s/ Richard J. Pearson                    Vice President and Chief Financial      April 16, 2001
------------------------------------      Officer
Richard J. Pearson

/s/ Mahedi Jiwani                         Vice President, Finance (principal      April 16, 2001
------------------------------------      accounting officer)
Mahedi Jiwani

/s/ Edgar S. Woolard, Jr.                 Chairman of the Board and Director      April 16, 2001
------------------------------------
Edgar S. Woolard, Jr.

/s/ Christopher P. Forester               Director                                April 16, 2001
------------------------------------
Christopher P. Forester

/s/ Keith W. Abell                        Director                                April 16, 2001
------------------------------------
Keith W. Abell

/s/ Joseph J. Plumeri II                  Director                                April 16, 2001
------------------------------------
Joseph J. Plumeri II

/s/ Barry Hamerling                       Director                                April 16, 2001
------------------------------------
Barry Hamerling

                           TELEX COMMUNICATIONS, INC.


                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                     PAGE

Report of Independent Public Accountants..............................................................36

Consolidated Balance Sheets as of December 31, 2000 and 1999..........................................37

Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 and the nine-month period ended December 31, 1998.....................................................38

Consolidated Statements of Shareholder's Deficit and Comprehensive Income for the years ended
December 31, 2000 and 1999 and the nine-month period ended December 31, 1998..........................39

Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999 and the nine-month period ended December 31, 1998.....................................................40

Notes to Consolidated Financial Statements............................................................41

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Telex Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Telex Communications, Inc. (a Delaware corporation and a wholly owned subsidiary of Telex Communications Group, Inc.) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholder's deficit and comprehensive income and cash flows for the years ended December 31, 2000 and 1999 and the nine-month period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telex Communications, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and the nine-month period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.



Arthur Andersen LLP



Minneapolis, Minnesota,
February 16, 2001
(except with respect to the matters
discussed in Notes 1, 7 and 17,
as to which the date is April 11, 2001)

TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated balance sheets

(In thousands, except share and per share data)

As of December 31


                                                                                               2000             1999
                                                                                            ---------        ---------
                                           ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                $   2,701        $   3,239
   Accounts receivable, net of allowance for doubtful accounts of $2,778 and $2,178            46,522           59,438
   Inventories                                                                                 59,857           66,573
   Other current assets                                                                         7,686           14,665
                                                                                            ---------        ---------
               Total current assets                                                           116,766          143,915

PROPERTY, PLANT AND EQUIPMENT, net                                                             40,870           45,048

DEFERRED FINANCING COSTS, net                                                                   8,438           10,476

INTANGIBLE ASSETS, net                                                                         55,231           61,906

OTHER ASSETS                                                                                    2,425              653
                                                                                            ---------        ---------
                                                                                            $ 223,730        $ 261,998
                                                                                            =========        =========


                           LIABILITIES AND SHAREHOLDER'S DEFICIT

CURRENT LIABILITIES:
   Revolving lines of credit                                                                $  27,539        $  22,688
   Current maturities of long-term debt                                                        33,476            8,982
   Accounts payable                                                                            13,100           20,817
   Accrued wages and benefits                                                                   7,323           10,708
   Accrued interest                                                                             5,769            5,898
   Other accrued liabilities                                                                   12,686           16,750
   Income taxes payable                                                                         9,425            6,935
                                                                                            ---------        ---------
               Total current liabilities                                                      109,318           92,778

LONG-TERM DEBT                                                                                279,186          312,207

OTHER LONG-TERM LIABILITIES                                                                    10,655           11,470
                                                                                            ---------        ---------
               Total liabilities                                                              399,159          416,455
                                                                                            =========        =========

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 10, 11 and 12)

SHAREHOLDER'S DEFICIT:
   Common stock, $.01 par value, 1,000 shares authorized; 110 shares issued
       and outstanding                                                                             --               --
   Capital in excess of par                                                                     3,147            3,139
   Accumulated deficit                                                                       (172,068)        (154,087)
   Accumulated other comprehensive loss                                                        (6,508)          (3,509)
                                                                                            ---------        ---------
               Total shareholder's deficit                                                   (175,429)        (154,457)
                                                                                            ---------        ---------
                                                                                            $ 223,730        $ 261,998
                                                                                            =========        =========



The accompanying notes are an integral part of these consolidated balance sheets.

TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated statements of operations

(In thousands)


                                                                                                            For the
                                                                      For the years ended                  nine-month
                                                                           December 31                    period ended
                                                                 ------------------------------          December 31,
                                                                    2000                 1999                 1998
                                                                 ---------            ---------           ------------
NET SALES                                                        $ 328,855            $ 346,057            $ 248,002

COST OF SALES                                                      204,113              219,399              157,266
                                                                 ---------            ---------            ---------
               Gross profit                                        124,742              126,658               90,736
                                                                 ---------            ---------            ---------
OPERATING EXPENSES:
   Engineering                                                      14,098               14,872               11,214
   Selling, general and administrative                              87,724               88,563               55,338
   Corporate charges                                                 1,716                1,716                1,287
   Amortization of goodwill and other intangibles                    2,223               11,972                2,118
   Restructuring charges                                             8,812               (2,124)                  --
                                                                 ---------            ---------            ---------
                                                                   114,573              114,999               69,957
                                                                 ---------            ---------            ---------
OPERATING PROFIT                                                    10,169               11,659               20,779

INTEREST EXPENSE, net                                              (36,019)             (36,689)             (27,328)

OTHER INCOME                                                        10,044                6,674                2,719
                                                                 ---------            ---------            ---------
LOSS BEFORE INCOME TAXES                                           (15,806)             (18,356)              (3,830)

PROVISION FOR INCOME TAXES                                           2,175                4,064                1,222
                                                                 ---------            ---------            ---------
               Net loss                                          $ (17,981)           $ (22,420)           $  (5,052)
                                                                 =========            =========            =========





The accompanying notes are an integral part of these consolidated financial statements.

TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated statements of shareholder's deficit and comprehensive income

(In thousands, except share data)


                                                                                                       Accumulated
                                                        Common stock     Capital in                        other
                                                   ------------------     excess of     Accumulated    comprehensive  Shareholder's
                                                     Shares    Amount        par          deficit          loss          deficit
                                                   ---------   ------    ----------    -------------   -------------  --------------
BALANCE, March 31, 1998                                  110    $ --     $   3,156       $(126,615)    $  (2,389)      $(125,848)
   Vesting of new options                                 --      --          (176)             --            --            (176)
   Net loss                                               --      --            --          (5,052)           --
   Other comprehensive loss, net of tax-
      Foreign currency translation adjustments            --      --            --              --         1,120
      Minimum pension liability adjustment                --      --            --              --          (131)
   Total comprehensive loss                               --      --            --              --            --          (4,063)
                                                   ---------    ----     ---------       ---------     ---------       ---------
BALANCE, December 31, 1998                               110      --         2,980        (131,667)       (1,400)       (130,087)
   Vesting of new options                                 --      --           159              --            --             159
   Net loss                                               --      --            --         (22,420)           --
   Other comprehensive loss, net of tax-
      Foreign currency translation adjustments            --      --            --              --        (2,308)
      Minimum pension liability adjustment                --      --            --              --           199
   Total comprehensive loss                               --      --            --              --            --         (24,529)
                                                   ---------    ----     ---------       ---------     ---------       ---------
BALANCE, December 31, 1999                               110      --         3,139        (154,087)       (3,509)       (154,457)
   Vesting of new options                                 --      --             8              --            --               8
   Net loss                                               --      --            --         (17,981)           --
   Other comprehensive loss, net of tax-
      Foreign currency translation adjustments            --      --            --              --        (3,023)
      Minimum pension liability adjustment                --      --            --              --            24
   Total comprehensive loss                               --      --            --              --            --         (20,980)
                                                   ---------    ----     ---------       ---------     ---------       ---------
BALANCE, December 31, 2000                               110    $ --     $   3,147       $(172,068)    $  (6,508)      $(175,429)
                                                   =========    ====     =========       =========     =========       =========




The accompanying notes are an integral part of these consolidated financial statements.

TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated statements of cash flows

(In thousands)



                                                                                                                   For the
                                                                                     For the years ended          nine-month
                                                                                          December 31            period ended
                                                                                  ------------------------       December 31,
                                                                                     2000            1999            1998
                                                                                  --------        --------       ------------
OPERATING ACTIVITIES:
   Net loss                                                                       $(17,981)       $(22,420)       $ (5,052)
   Adjustments to reconcile net loss to cash flows from operations-
      Depreciation                                                                  11,232          10,048           6,784
      Amortization of intangibles and deferred financing costs                       4,219          14,012           2,619
      Provision for bad debts                                                        1,700             858             382
      Loss (gain) on sale of businesses, product lines and other assets               (753)            360            (946)
      Restructuring charges                                                          8,812          (2,124)             --
      Stock option compensation expense                                                  8             159            (176)
      Deferred income taxes                                                            (50)           (128)            794
      Change in operating assets and liabilities:
         Accounts receivable                                                         9,326          (7,169)          9,694
         Inventories                                                                 4,403               4          12,383
         Other current assets                                                        5,431          (8,827)            742
         Accounts payable and accrued liabilities                                  (17,541)          6,389         (11,606)
         Income taxes                                                                2,357           4,232           7,442
         Other long-term liabilities                                                   613             552            (637)
                                                                                  --------        --------        --------
               Net cash provided by (used in) operating activities                  11,776          (4,054)         22,423
                                                                                  --------        --------        --------

INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                      (11,553)         (8,441)         (5,060)
   Proceeds from sale of businesses, product lines and other assets                  3,695           6,905           1,990
   Other                                                                              (463)             --            (381)
                                                                                  --------        --------        --------

               Net cash used in investing activities                                (8,321)         (1,536)         (3,451)
                                                                                  --------        --------        --------

FINANCING ACTIVITIES:
   Borrowings (repayments) under revolving lines of credit, net                      5,079          17,137          (9,964)
   Proceeds from issuance of long-term debt                                          1,016              --              --
   Repayment of long-term debt                                                      (9,543)        (10,811)         (6,125)
   Payments for deferred financing costs                                                --            (885)           (784)
                                                                                  --------        --------        --------

               Net cash provided by (used in) financing activities                  (3,448)          5,441         (16,873)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                          (545)            (43)           (892)
                                                                                  --------        --------        --------

CASH AND CASH EQUIVALENTS:
   Net increase (decrease)                                                            (538)           (192)          1,207
   Beginning of period                                                               3,239           3,431           2,224
                                                                                  --------        --------        --------
   End of period                                                                  $  2,701        $  3,239        $  3,431
                                                                                  ========        ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid (received) during the period for-
      Interest                                                                    $ 36,487        $ 35,710        $ 27,896
                                                                                  ========        ========        ========
      Income taxes, net                                                           $   (490)       $    511        $ (7,017)
                                                                                  ========        ========        ========




The accompanying notes are an integral part of these consolidated financial statements.

TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

December 31, 2000 and 1999


1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Telex Communications, Inc. ("Telex" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Telex Communications Group, Inc. ("Holdings"). As used in these consolidated financial statements, (i) "Old Telex" refers to the Delaware corporation formerly named Telex Communications, Inc., a wholly owned subsidiary of Holdings, prior to the Merger (as defined below); and (ii) "EVI" refers to EV International, Inc. and its subsidiaries (the predecessor to the Company) with respect to periods prior to the Merger.

On February 10, 1997, a subsidiary wholly owned by Greenwich Street Capital Partners, L.P. ("GSCP") and certain affiliated investors acquired from Mark IV Industries, Inc. and one of its subsidiaries all of the issued and outstanding capital stock of the former parent of EVI and each of its subsidiaries (the "Acquisition").

On May 6, 1997, Old Telex completed a recapitalization (the "Recapitalization") pursuant to an agreement between the Company, Greenwich II LLC (G-II), a Delaware limited liability company formed by GSCP and certain other investors, and GST Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of G-II.

On February 2, 1998, EVI merged with Old Telex, with EVI surviving (the "Merger"). In the Merger, EVI changed its corporate name to Telex
Communications, Inc. The Merger has been accounted for essentially as a pooling of interests from May 6, 1997, the date on which EVI and Old Telex came under common control.

The Acquisition, the Recapitalization and the Merger are referred to herein collectively as the "Transactions."

The Company is a leader in the design, manufacture and marketing of sophisticated audio, wireless and multimedia communications equipment to commercial, professional and industrial customers. The Company provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets and, to a lesser extent, in the retail consumer electronic market. The Company offers a comprehensive range of products worldwide for professional audio systems as well as for multimedia and other communications product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, tape duplication products, Talking Book Players, wireless local area networks and satellite-based mobile phone antennas, personal computer speech recognition and speech dictation microphone systems, and hearing aids and wireless assistive listening systems. Its products are used in airports, theaters, sports arenas, concert halls, cinemas, stadiums, convention centers, television and radio broadcast studios, houses of worship and other venues where music or speech is amplified or transmitted, and by professional entertainers, television and radio on-air talent, presenters, airline pilots and the hearing impaired in order to facilitate speech or communications.

LIQUIDITY AND FINANCING

The Company is highly leveraged and debt service obligations represent significant liquidity requirements for the Company. The Company has incurred substantial indebtedness in connection with the Transactions. In addition, on April 11, 2001, the Company issued New Indebtedness (see Note 17) in a principal amount of $20 million to increase its liquidity for 2001. The Company used the proceeds from the New Indebtedness to pay interest of $5.5 million that was due on March 15, 2001 for the EVI Notes and intends to use the remaining proceeds for working capital purposes and to pay the interest of $6.6 million due on May 1, 2001 for the Telex Notes.

The Company was not in compliance with certain technical covenants related to the Senior Secured Credit Facility on December 31, 2001. On April 11, 2001, the Company received the consent from the lenders under its Senior Secured Credit Facility to (i) waive certain technical defaults with respect to the four consecutive quarters ended December 31, 2000, (ii) reduce the minimum consolidated EBITDA requirements and eliminate the covenants pertaining to maintenance of consolidated fixed charge and leverage ratios for all future periods, and (iii) consent to the issuance of New Indebtedness. The Senior Secured Credit Facility lenders required, as a condition to giving such waivers and consent, that the maturity date for the existing Senior Secured Credit Facility be shortened to October 31, 2002, that the Company prepay the Term Loan Facility in the aggregate amount of $20 million on or before December 31, 2000, and that the Company issue the New Indebtedness in a principal amount of not less than $15 million but not more than

$20 million on or before April 13, 2001. On April 11, 2001, the Company amended the indentures governing its Senior Subordinated Notes to permit issuance of the New Indebtedness.

The ability of the Company to pay $33.5 million on the Term Loan Facility by December 31, 2001 and generate sufficient cash to meet its 2001 liquidity needs will depend upon the sale of certain businesses and assets of the Company and improvements in its operations. The Company intends to improve operations and liquidate nonproductive assets in 2001, in part to meet the liquidity needs of the debt service and to satisfy the requirements of the debt covenants. The Company's 2001 operating plan includes strategies to significantly improve operating results by reducing purchased material costs through more effective supply-chain management, increasing selling prices on selected products, managing other operating costs to planned levels, reducing inventory, improving accounts receivable collections, achieving additional cost efficiencies through consolidation of its manufacturing operations and introducing several new products. While the Company believes that the above-described planned cash flow enhancements from operations, the New Indebtedness, and the expected sale of businesses and assets will be adequate to meet its debt service requirements, capital expenditure needs and working capital requirements in 2001, no assurance can be given in this regard. Additionally, the Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

PRINCIPLES OF CONSOLIDATION

The Company's financial statements are prepared on a consolidated basis in accordance with accounting principles generally accepted in the United States. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates.

CASH AND CASH EQUIVALENTS

All temporary investments with original maturities of three months or less at the time of purchase are considered cash equivalents. These investments are carried at cost, which approximates fair value.

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

            Buildings and improvements                         5-31 years
            Machinery and equipment                            1.5-12 years

The Company capitalizes certain software implementation costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Direct internal and all external implementation costs and purchased software have been capitalized and depreciated using the straight-line method over the estimated useful lives, ranging from two to five years. As of December 31, 2000 and 1999, software implementation costs of $9.3 million and $8.8 million, respectively, have been capitalized and are included in equipment and construction in progress. The Company expenses reengineering costs as incurred.

DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred to issue debt and related amendments. These costs are being amortized over the terms of the related debt.

INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated useful lives, as follows:

            Patents and engineering drawings                       5-10 years
            Dealer and distributor lists                           15 years
            Goodwill                                               40 years
            Other intangibles                                      3-5 years

LONG-LIVED ASSETS

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets, as determined by discounting the future cash flows at a market rate of interest, to their carrying amount. See Note 6 for additional disclosure.

REVENUE RECOGNITION

Revenue from product sales is recognized at the time of shipment.

SHIPPING AND HANDLING COSTS

The Company adopted Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," in the year ended December 31, 2000. EITF Issue 00-10 requires that shipping and handling costs billed to a customer in a sale transaction be classified as revenue. Previously, the Company had netted these amounts in selling, general and administrative expenses. The Company has reclassified $3.0 million, $2.4 million and $1.7 million as revenue for the years ended December 31, 2000 and 1999 and for the nine-month period ended December 31, 1998. The costs associated with shipping and handling are included as a component of selling, general and administrative expenses. Shipping and handling costs for the years ended December 31, 2000 and 1999 and the nine-month period ended December 31, 1998 were $4.2 million, $3.9 million and $3.0 million, respectively.

WARRANTY COSTS

The Company warrants certain of its products for workmanship and performance for periods of generally up to one year. Warranty costs are accrued at the time of sale and are based on expected average repair costs and return rates developed by the Company using historical data.

PRODUCT DEVELOPMENT COSTS

Engineering costs associated with the development of new products and changes to existing products are charged to operations as incurred.

ADVERTISING COSTS

Advertising costs are expensed when incurred. Advertising costs for the years ended December 31, 2000 and 1999 and the nine-month period ended December 31, 1998 were $6.4 million, $7.3 million and $5.3 million, respectively.

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

FOREIGN CURRENCY

Foreign subsidiaries' operations accounts are translated at the average exchange rates in effect during the period, while assets and liabilities are translated at the rates of exchange at the balance sheet date. The resulting balance sheet translation adjustments are recorded directly to shareholder's deficit. Foreign exchange transaction gains and losses realized and those attributable to exchange rate movements on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other (income) expense.

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

The Company has substantial assets located outside of the United States, and a substantial portion of the Company's sales and earnings are attributable to operations conducted abroad and to export sales, predominantly in Western Europe and Asia Pacific. The Company's international operations subject the Company to certain risks, including increased exposure to currency exchange rate fluctuations. The Company hedges a portion of its foreign currency exposure by incurring liabilities, including bank debt, denominated in the local currencies of those countries where its subsidiaries are located, and manages currency risk exposure to foreign currency-denominated intercompany balances through forward foreign exchange contracts. The Company's international operations also subject it to certain other risks, including adverse political or economic developments in the foreign countries in which it conducts business, foreign governmental regulation, dividend restrictions, tariffs and potential adverse tax consequences, including payment of taxes in jurisdictions that have higher tax rates than the United States.

From time to time, the Company enters into forward exchange contracts primarily to hedge intercompany balances attributed to intercompany sales. It does not engage in currency speculation. The Company's foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the inventory purchase commitments. These foreign exchange contracts typically have maturity dates which do not exceed one year and require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. As of December 31, 2000, the Company had outstanding foreign currency forward exchange contracts with a notional amount of $11.2 million and with an average maturity of 100 days.

The Company offers a range of audio products to a diverse customer base throughout the world. Terms typically require payment within a short period of time; however, the Company periodically offers extended payment terms to certain qualified customers. As of December 31, 2000, the Company believes it has no significant customer or geographic concentration of accounts receivable that could expose the Company to an adverse, near-term severe financial impact.

NEW ACCOUNTING STANDARD

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations.

2    DISPOSITIONS

During the year ended December 31, 2000, the Company sold its Switzerland sales subsidiary for approximately $1.0 million in cash. The Company recognized a loss of $0.4 million associated with this transaction. The Company also recognized a gain of $1.1 million on cash proceeds of approximately $2.7 million related to the sale of its Minnesota headquarters facility and the Altec Lansing trademark.

During the year ended December 31, 1999, the Company sold the VEGA business and facility for approximately $3.2 million and recognized a loss of $1.1 million associated with this transaction. The Company recognized a gain of $0.8 million on cash proceeds of approximately $4.1 million related to the sales of certain vacated facilities and certain product lines. In the nine-month period ended December 31, 1998, the Company sold the Gauss business and facility for $2.0 million and recognized a gain of $0.9 million.

3    RESTRUCTURING CHARGES

During the quarter ended June 30, 2000, the Company recorded pretax restructuring charges of $9.7 million (reduced by $0.9 million in the quarter ended December 31, 2000) attributable to the consolidation of certain of the Company's United States manufacturing, engineering, distribution, marketing, service and administrative operations to reduce costs, to better utilize available manufacturing and operating capacity, and to enhance competitiveness. The consolidation will result in a reduction of approximately 500 employees, primarily in manufacturing and distribution, with 425 employees terminated as of December 31, 2000. Included in the restructuring charges are expected cash expenditures of $4.0 million, primarily for severance costs, with the remaining $4.8 million of the restructuring charges representing noncash charges associated with discontinued product lines. The following table summarizes the restructuring charges recorded and the activity for the year ended December 31, 2000 (in thousands):


                                                  Balance at      Charged                                       Balance at
                                                  January 1,         to             Cash         Write-offs/    December 31,
                                                     2000          income         payments        disposals         2000
                                                  ----------      -------         --------       -----------    ------------
Severance costs                                    $   --          $3,396          $1,971          $   --          $1,425
Other restructuring costs                              --             568             173              --             395
Inventories                                            --             540              --             540              --
Property, plant and equipment                          --             813              --             813              --
Goodwill                                               --           3,495              --           3,495              --
                                                   ------          ------          ------          ------          ------
                                                   $   --          $8,812          $2,144          $4,848          $1,820
                                                   ======          ======          ======          ======          ======

In the year ended March 31, 1998, the Company recorded a restructuring charge of $6.2 million. Through December 31, 1999, the Company utilized approximately $4.0 million of the reserve, consisting of $1.6 million of cash expenditures and $2.4 million of noncash charges. The Company reversed $2.1 million of the reserve into income in 1999 as the ultimate requirements were less than the original estimate.

4    INVENTORIES

Inventories consist of the following as of December 31 (in thousands):


                                                                          2000       1999
                                                                         -------    -------
Raw materials                                                            $27,488    $29,907
Work in progress                                                          11,004     12,273
Finished goods                                                            21,365     24,393
                                                                         -------    -------
                                                                         $59,857    $66,573
                                                                         =======    =======

5    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):


                                                                                   2000          1999
                                                                                   ----          ----
            Land                                                                $   1,677     $   2,193
            Buildings and improvements                                             22,141        23,053
            Machinery and equipment                                                96,282        92,894
            Construction in progress                                                1,889           343
                                                                                ---------     ---------
                                                                                  121,989       118,483
            Less- Accumulated depreciation                                        (81,119)      (73,435)
                                                                                ---------     ---------
                                                                                $  40,870     $  45,048
                                                                                =========     =========


6    INTANGIBLE ASSETS

In the year ended December 31, 2000, the Company determined that the estimated future undiscounted cash flows for a certain product line were below the carrying value of related long-lived intangible assets primarily due to changed business conditions for the product line. Accordingly, the Company recorded a charge of $0.2 million attributed to the impairment of long-lived intangible assets.

Included in restructuring charges, as described in Note 3, is a charge of $3.5 million for goodwill impairment and a charge of $0.8 million for write-off of fixed assets attributed to the discontinued products.

In the year ended December 31, 1999, the Company recorded a $6.3 million charge attributable to the impairment of long-lived intangible assets, a $4.9 million charge for goodwill write-off (of which $2.0 million was charged against the proceeds, included in other income, from the sale of product lines) and a $0.5 million charge for write-off of fixed assets attributed to discontinued products.

Intangible assets consist of the following as of December 31 (in thousands):


                                                                                       2000       1999
                                                                                     -------    -------
            Goodwill                                                                 $72,364    $77,009
            Dealer and distributor lists                                               5,626      5,626
            Patents and engineering drawings                                           5,888      5,888
            Other intangibles                                                          2,832      3,028
                                                                                     -------    -------
                                                                                      86,710     91,551
            Less- Accumulated amortization                                           (31,479)   (29,645)
                                                                                     -------    -------
                                                                                     $55,231    $61,906
                                                                                     =======    =======


7    DEBT

REVOLVING LINES OF CREDIT

In May 1997, the Company entered into the Revolving Credit Facility (the "Facility"), as part of the Senior Secured Credit Facility. Under the Facility, the Company may borrow up to $25.0 million, subject to a borrowing base limitation. Interest on outstanding borrowings is calculated, at the Company's option, using the bank's prime rate or LIBOR plus specified margins. The revolving line of credit expires on October 31, 2002. The Facility requires an annual commitment fee of 0.5 percent of the unused portion of the commitment. Borrowings are secured by substantially all accounts receivable and inventories. The Company had borrowings of $24.3 million and letters of credit outstanding of $0.7 million as of December 31, 2000, fully utilizing the Facility.

Certain foreign subsidiaries of the Company have entered into agreements with banks to provide for local working capital needs. Under these agreements, the Company may make aggregate borrowings of up to $4.6 million. At December 31, 2000, the Company had borrowings of $3.2 million and guarantees of $0.6 million under these facilities, reducing the amount available to $0.8 million. The interest rates in effect on these facilities, as of December 31, 2000, ranged from 8.0 percent to 8.2 percent and are generally subject to change based upon prevailing local prime rates. In certain instances, the facilities are secured by a lien on foreign real estate property, leaseholds or accounts receivable and inventories, or guaranteed by another subsidiary of the Company.

LONG-TERM DEBT

Long-term debt consists of the following as of December 31 (in thousands):


                                                                                                    2000            1999
                                                                                                 ---------       ---------
Senior Subordinated Notes, due May 1, 2007, bearing interest of 10.5% payable
   semiannually, unsecured                                                                       $ 125,000       $ 125,000
Senior Subordinated Notes, due March 15, 2007, bearing interest of 11% payable
   semiannually, unsecured                                                                         100,000         100,000
Senior Secured Credit Facility (Term Loan Facility):
   Term Loan A, due in quarterly installments through October 31, 2002, bearing interest at LIBOR plus 3.25% (9.94% at December 31, 2000) payable
      semiannually, secured by substantially all assets of the Company                              26,000          34,500
   Term Loan B, due in quarterly installments through October 31, 2002, bearing interest at LIBOR plus 3.75% (10.44% at December 31, 2000) payable semiannually, secured by
      substantially all assets of the Company                                                       60,646          61,689
   Interest-free loan discounted with an effective interest rate of 10.5%, due in monthly installments beginning April 2002 through March 2010, secured by Morrilton,
      Arkansas, building (net of unamortized discount of $684)                                       1,016              --
                                                                                                 ---------       ---------
                                                                                                   312,662         321,189
Less- Current portion                                                                              (33,476)         (8,982)
                                                                                                 ---------       ---------
                                                                                                 $ 279,186       $ 312,207
                                                                                                 =========       =========


The Senior Subordinated Notes and the Senior Secured Credit Facility contain certain financial and nonfinancial restrictive covenants, including limitations on additional indebtedness, payment of dividends, certain investments, sale of assets, and consolidations, mergers and transfers of all or substantially all of the Company's assets and capital expenditures, subject to certain qualifications and exceptions. The Company was not in compliance with certain technical covenants related to the Senior Secured Credit Facility at December 31, 2000. The Company has received waivers on the technical defaults from the lenders under the Senior Secured Credit Facility (see Note 1) and is in compliance with the amended covenants as of April 11, 2001.

Aggregate annual maturities of long-term debt are as follows for the years ended December 31 (in thousands):


 2001                              $ 33,476
 2002                                53,218
 2003                                    74
 2004                                    85
 2005                                   112
Thereafter                          225,697
                                   --------
                                   $312,662
                                   ========

8    INCOME TAXES

The Company's pretax income (loss) for U.S. and foreign subsidiaries was as follows (in thousands):



                                                                                               For the
                                                               For the years ended           nine-month
                                                                   December 31              period ended
                                                          --------------------------        December 31,
                                                            2000              1999             1998
                                                          --------          --------        ------------
United States                                             $(20,923)         $(20,903)         $ (2,639)
Foreign                                                      5,117             2,547            (1,191)
                                                          --------          --------          --------
Loss before income taxes                                  $(15,806)         $(18,356)         $ (3,830)
                                                          ========          ========          ========

Significant components of the provision for income taxes are as follows (in thousands):



                                                                       For the years         For the
                                                                           ended           nine-month
                                                                       December 31        period ended
                                                                     -----------------     December 31,
                                                                       2000      1999          1998
                                                                     -------   -------    -------------
Current:
   Federal                                                           $    --   $ 2,000       $    37
   State                                                                 105       116           125
   Foreign                                                             2,120     2,076           266
                                                                     -------   -------       -------
                                                                       2,225     4,192           428
Deferred                                                                 (50)     (128)          794
                                                                     -------   -------       -------
                                                                     $ 2,175   $ 4,064       $ 1,222
                                                                     =======   =======       =======

A reconciliation of the income taxes computed at the federal statutory rate to the Company's income tax provision is as follows (in thousands):


                                                                                            For the
                                                                      For the years        nine-month
                                                                    ended December 31     period ended
                                                                    ------------------    December 31,
                                                                      2000       1999         1998
                                                                    -------    -------    ------------
Federal benefit at statutory rate                                   $(5,374)   $(6,244)     $(1,302)
State benefit, net of federal tax                                      (645)      (629)          27
Nondeductible goodwill                                                  532      2,271          200
Change in deferred tax asset valuation allowance                      6,751      4,882        2,597
Foreign tax rate differences                                            334      1,843         (210)
Other                                                                   577      1,941          (90)
                                                                    -------    -------      -------
                                                                    $ 2,175    $ 4,064      $ 1,222
                                                                    =======    =======      =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows as of December 31 (in thousands):


                                                                                   2000         1999
                                                                                --------      --------
Deferred tax liabilities:
   Tax over book depreciation                                                   $  1,946      $  4,115
                                                                                --------      --------
Deferred tax assets:
   Compensation accruals                                                           4,194         4,325
   Book over tax amortization                                                      3,795         4,525
   Pension accrual                                                                 1,202           946
   Inventory reserves                                                              1,140         2,348
   Vacation accrual                                                                  899         1,109
   Warranty reserves                                                                 993         1,114
   Restructuring reserves                                                            867           613
   Tax loss carryforward                                                          22,693        17,969
   Other                                                                           2,661           863
                                                                                --------      --------
               Total deferred tax assets                                          38,444        33,812
Valuation allowance                                                              (36,448)      (29,697)
                                                                                --------      --------
               Deferred tax assets, net of valuation allowance                     1,996         4,115
                                                                                --------      --------
Net deferred tax assets                                                         $     50      $     --
                                                                                ========      ========

The Company has established a deferred tax valuation allowance of $36.4 million due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

In addition, the Company has provided a full valuation allowance for the income tax benefit related to the excess of the market price over the exercise price of the exercised stock options of $27.6 million for financial reporting purposes. The income tax benefit, if realized, will be credited to shareholder's deficit.

For income tax purposes, the Company has federal operating loss carryforwards of $55.1 million in the U.S. that will begin expiring in 2016. The Company also has foreign operating loss carryforwards of $5.8 million, of which $3.0 million expire between 2002 and 2008 and $2.8 million have no expiration date.

As of December 31, 2000, the Company has a reserve of $6.0 million, in accordance with a settlement with the Internal Revenue Service (IRS), for the expected liability, penalties and accrued interest related to a dispute for the period from 1990 to 1995. The Company plans to negotiate an installment payment plan with the IRS.

Accumulated and current unremitted earnings of the Company's foreign subsidiaries are deemed to be reinvested in each country and are not expected to be remitted. As such, no U.S. taxes have been provided for such foreign earnings.

9    RELATED-PARTY TRANSACTIONS

Holdings' principal asset is its investment in the Company and, therefore, Holdings is dependent on the operations of the Company for its cash flow needs; however, there are no agreements between the Company and Holdings requiring the transfer of funds from the Company to Holdings. The Senior Subordinated Notes and the provisions of the indenture agreements pursuant to which the Senior Subordinated Notes were issued restrict the Company's payment of dividends, loans or advances to its affiliates.

For the years ended December 31, 2000 and 1999 and for the nine-month period ended December 31, 1998, the Company recorded a charge to operations of $1.7 million, $1.7 million and $1.3 million, respectively, for management services provided by Holdings' majority shareholder.

Income taxes payable and receivable include tax benefits related to Holdings as the Company makes all tax payments for the consolidated group.

In 2000, the Company relocated its corporate headquarters to a facility leased from a limited liability corporation (the "LLC") in which the Company has a 50 percent interest. The Company contributed cash of $0.6 million to the LLC and the investment is accounted for under the equity method. The Company's allocable share of the LLC income is included as a component of other income in the accompanying consolidated statements of operations.

The annual lease payments to the LLC are $1.1 million for years 1 to 5 and $1.2 million for years 6 to 10. The lease has been classified as an operating lease and the Company has recorded the lease obligations as rent expense.

10   RETIREMENT PLANS

The Company has one noncontributory defined benefit pension plan as a result of a merger in August 2000 of the company's union employee plan with its nonunion employee plan. Two benefit structures, union and nonunion, are maintained under the merged plan. On July 1, 1999, the nonunion pension plan was converted to a cash balance pension plan. Under the terms of the cash balance pension plan, accrued benefits are expressed as account balances for each participant. Each year the account balances are increased by an interest credit based on an interest rate indexed to the U.S. Treasury bills, as well as a benefit credit based on the participant's age, vesting service and covered remuneration. The plan amendment adopting the cash balance formula reduced the benefit obligation by $4.9 million for the year ended December 31, 1999. Pension costs are funded annually, subject to limitations.

The following table presents the funded status of the plan as recognized in the consolidated balance sheets (in thousands):


                                                                                    For the years ended
                                                                                        December 31
                                                                                -------------------------
                                                                                   2000            1999
                                                                                --------         --------
Change in benefit obligation:
   Benefit obligation at beginning of period                                    $ 24,620         $ 32,187
   Service cost                                                                    1,662            1,771
   Interest cost                                                                   1,943            1,817
   Actuarial loss (gain)                                                           2,033           (4,726)
   Benefits paid                                                                  (3,130)          (1,536)
   Amendments                                                                         --           (4,893)
   Effects of curtailment                                                            (55)              --
                                                                                --------         --------
Benefit obligation at end of period                                               27,073           24,620
                                                                                --------         --------

Change in plan assets:
   Fair value of plan assets at beginning of period                               33,536           26,695
   Actual return on plan assets                                                     (780)           7,643
   Employer contribution                                                             980              996
   Noninvestment-related expenses                                                    (95)            (262)
   Benefits paid                                                                  (3,130)          (1,536)
                                                                                --------         --------
Fair value of plan assets at end of period                                        30,511           33,536
                                                                                --------         --------

Funded status                                                                      3,438            8,916
Unrecognized actuarial gain                                                       (2,858)          (8,781)
Unrecognized net transition obligation                                                 9               50
Unrecognized prior service cost                                                   (3,841)          (4,563)
                                                                                --------         --------

Net amount recognized                                                           $ (3,252)        $ (4,378)
                                                                                ========         ========

Amounts recognized in the consolidated balance sheets consist of:
   Accrued benefit liability                                                    $ (3,252)        $ (4,402)
   Accumulated other comprehensive loss                                               --               24
                                                                                --------         --------

Net amount recognized                                                           $ (3,252)        $ (4,378)
                                                                                ========         ========




                                                                             For the years              For the nine-
                                                                                 ended                     month
                                                                              December 31               period ended
                                                                       -------------------------        December 31,
                                                                        2000              1999             1998
                                                                       -------           -------       --------------
Weighted average assumptions:
   Discount rate                                                          7.25%             7.75%              6.5%
   Expected return on plan assets                                          9.0               9.0               9.0
   Rate of compensation increase                                           4.5               4.5               4.5

Components of net periodic benefit cost:
   Service cost                                                        $ 1,662           $ 1,771           $ 1,350
   Interest cost                                                         1,943             1,817             1,494
   Expected return on plan assets                                       (2,740)           (2,243)           (1,416)
   Amortization of unrecognized net transition obligation                   40                40                30
   Amortization of prior service cost                                     (435)             (326)                3
   Recognized actuarial loss (gain)                                       (275)               19                18
   Curtailment gain                                                       (340)               --                --
                                                                       -------           -------           -------
Net periodic benefit cost (income)                                     $  (145)          $ 1,078           $ 1,479
                                                                       =======           =======           =======

Plan assets consist primarily of equity and debt securities and cash equivalents.

The Company provides a 401(k) savings plan for U.S. employees. Employee contributions of up to 6 percent of eligible compensation are matched 50 percent by the Company. The Company's contributions amounted to $1.1 million, $0.6 million and $0.2 million for the years ended December 31, 2000 and 1999 and the nine-month period ended December 31, 1998, respectively.

The Company's Japanese subsidiary also has a retirement and termination plan (the "Retirement Plan"), which provides benefits to employees in Japan upon their termination of employment. The benefits are based upon a multiple of the employee's monthly salary, with the multiple determined based upon the employee's years of service. The multiple paid to employees who retire or are involuntarily terminated is greater than the multiple paid to those who voluntarily terminate their services. The Retirement Plan is unfunded, and the accompanying consolidated balance sheet includes a liability of approximately $0.8 million at December 31, 2000, which represents the actuarially determined estimated present value of the Company's liability as of this date. In developing this estimate, the actuary used discount and compensation growth rates prevailing in Japan of 1.7 percent and 3.4 percent, respectively. For the years ended December 31, 2000 and 1999 and the nine-month period ended December 31, 1998, the Company charged $0.3 million, $0.4 million and $0.1 million, respectively, to expense for this plan.

11   POSTRETIREMENT BENEFITS

The Company is obligated to provide health and life insurance benefits to certain employees of its U.S. operations upon retirement. Contributions required to be paid by the employees toward the cost of such plans are a flat dollar amount per month in certain instances or a range from 25 percent to 100 percent of the cost of such plans in other instances.

The following table presents the status of the above plans as recognized in the consolidated financial statements for the years ended December 31 (in thousands):


                                                                         2000                1999
                                                                         ----               -----
            Change in benefit obligation:
               Benefit obligation at beginning of period                 $ 572              $ 585
               Service cost                                                 17                 30
               Interest cost                                                43                 40
               Actuarial loss (gain)                                       116                (65)
               Benefits paid                                               (27)               (18)
               Amendments                                                  (62)                --
                                                                         -----              -----
            Benefit obligation at end of period                            659                572

            Fair value of plan assets at end of period                      --                 --
                                                                         -----              -----
            Funded status                                                 (659)              (572)
            Unrecognized actuarial loss                                    173                 61
            Unrecognized prior service cost                                (56)                --
                                                                         -----              -----

            Net amount recognized                                        $(542)             $(511)
                                                                         =====              =====

            Weighted average assumptions:
               Discount rate                                              7.25%              7.75%

The assumed healthcare cost trend rate and ultimate rate used in measuring the benefit obligation is 6 percent for the year ended December 31, 2000.

The net periodic benefit cost included the following components (in thousands):



                                                                        For the years           For the nine-
                                                                           ended                month period
                                                                         December 31               ended
                                                                       ---------------          December 31,
                                                                       2000       1999              1998
                                                                       ----       ----          ------------
Components of net periodic benefit cost:
   Service cost                                                        $ 17       $ 30              $ 18
   Interest cost                                                         43         40                28
   Amortization of unrecognized net actuarial loss                        4          5                 3
   Amortization of unrecognized prior service cost                       (6)        --                --
                                                                       ----       ----              ----

Net periodic benefit cost                                              $ 58       $ 75              $ 49
                                                                       ====       ====              ====


A one-percentage-point change in assumed healthcare cost trend rates would have an immaterial effect on service and interest cost components.

12   COMMITMENTS AND CONTINGENCIES

LITIGATION

From time to time the Company is a party to various legal actions in the normal course of business. The Company believes that it is not currently a party in any litigation which, if adversely determined, would have a material adverse effect on the financial condition or results of operations of the Company.

ENVIRONMENTAL MATTERS

The Company and its operations are subject to extensive and changing U.S. federal, state, local and foreign environmental laws and regulations, including, but not limited to, laws and regulations that impose liability on responsible parties to remediate, or contribute to the costs of remediating, currently or formerly owned or leased sites or other sites where solid or hazardous wastes or substances were disposed of or released into the environment. These remediation requirements may be imposed without regard to fault or legality at the time of the disposal or release. Although management believes that its current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and may in the future be enacted or interpreted to create environmental liability with respect to the Company's facilities or operations.

The Company (or, for certain sites, Mark IV Industries, Inc. ("Mark IV") on behalf of the Company) has undertaken or is currently undertaking remediation of contamination at certain of its currently or formerly owned sites (some of which are unrelated to the audio business), and the Company has agreed that it is a de minimis responsible party at a number of other such sites, which have been designated as Superfund sites under U.S. environmental laws. The Company has had Phase I Environmental Site Assessments and Compliance Reviews conducted by a third-party environmental consultant at all of its manufacturing sites and is aware of environmental conditions at certain of such sites that require or may require remediation or continued monitoring. In particular, the Company's site in Buchanan, Michigan, has been designated a Superfund site under U.S. environmental laws. Mark IV has agreed to indemnify the Company fully for environmental liabilities resulting from the Buchanan, Michigan, Superfund site and certain of the other sites at which the environmental consultant indicated monitoring or remediation was necessary.

The Company is party to a 1988 consent decree with the predecessor to the Nebraska Department of Environmental Quality ("NDEQ") relating to the cleanup of hazardous waste at the Company's Lincoln, Nebraska, facility. In connection with ongoing monitoring and cleanup activities at the site and on adjacent property, the Company has received from the NDEQ notices of noncompliance. The Company is in discussions with the NDEQ regarding future actions, but it does not believe that the costs related to its responsibilities at the site will result in material adverse effect on the Company's results of operations or financial condition. In December 1997, the Company entered into an Administrative Order on Consent with the U.S. Environmental Protection Agency under the Resource Conservation and Recovery Act to further investigate and remediate the Lincoln facility and an adjoining property. The Company is not able at this time to determine the amount of additional expenses, if any, that may be incurred by the Company as a result of these actions.

Through December 31, 2000, the Company had accrued approximately $1.8 million over the life of the project for anticipated costs to be incurred for the Lincoln facility cleanup activities, of which approximately $1.5 million had been incurred.

The Company's environmentally related expenditures for the years ended December 31, 2000 and 1999 and the nine-month period ended December 31, 1998 were not material. The Company estimates that it will incur in 2001 approximately $150,000 of environmentally related capital expenditures in addition to those costs associated with the Lincoln facility cleanup activities described above. The Company also incurs approximately $30,000 per year of expenses associated with the disposal of hazardous materials generated in connection with its manufacturing processes.

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

The chief executive officer ("CEO") entered into an employment agreement with Holdings for the period ended December 31, 1999, which is automatically renewed for successive annual periods thereafter, pursuant to which the CEO will receive
(i) a base annual salary of $300,000; (ii) an aggregate annual incentive award of up to approximately $300,000 if certain performance objectives are achieved; and (iii) a special one-time bonus of $1.0 million upon achievement of specified performance objectives, with additional incremental bonuses payable upon achievement of certain increases in specified performance measures thereafter. In addition, the CEO is entitled to receive certain perquisites and has received options to purchase 250,000 shares of Holdings common stock pursuant to the 1998 Amended and Restated Performance Stock Option Plan adopted by Holdings. The CEO's employment is terminable by the Company on 30 days' written notice (or immediately for cause) or by the CEO on 60 days' written notice. Upon termination, including due to the CEO's death or disability, the CEO will be entitled to receive all compensation, benefits and perquisites accrued under his employment agreement through the effective date of his termination of employment.

LEASE COMMITMENTS

At December 31, 2000, the Company had various noncancelable operating leases for corporate headquarters, manufacturing, distribution and office buildings, warehouse space and equipment. Rental expense charged to operations was $2.9 million, $2.4 million and $1.5 million for the years ended December 31, 2000 and 1999 and the nine-month period ended December 31, 1998, respectively.

Approximate future minimum rental commitments under all noncancelable operating leases are as follows for the years ended December 31 (in thousands):


               2001                                                    $ 3,202
               2002                                                      3,067
               2003                                                      2,686
               2004                                                      2,188
               2005                                                      2,120
               2006 and thereafter                                       6,405
                                                                       -------
                           Total minimum lease commitments             $19,668
                                                                       =======

13   SEGMENT INFORMATION

The Company has two business segments: Professional Sound and Entertainment, and Multimedia/Audio Communications.

PROFESSIONAL SOUND AND ENTERTAINMENT

Professional Sound and Entertainment consists of five lines of business within the overall professional audio market, including: (i) permanently installed sound systems; (ii) sound products used by musicians and sold principally through retail channels; (iii) sound professional concerts, recording projects and radio and television broadcast; (iv) advanced digital matrix intercoms used by broadcasters, including all major television networks, to control production communications; and intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

MULTIMEDIA/AUDIO COMMUNICATIONS

Multimedia/Audio Communications segment targets eight principal product markets including: (i) microphones, headphones and headsets to the computer industry;
(ii) cassette duplicators and copiers to copy the spoken word and serving two principal markets: religious and training programs/seminars; (iii) aviation communications headsets, intercoms and microphones to major commercial and commuter airlines and pilots and to airframe manufacturers and private pilots;
(iv) wireless local area networks and satellite-based mobile phone antennas systems, supplying mobile phone manufacturers, corporations, retailers, warehouses and distribution centers; (v) Talking Book Players, a unique cassette player for the blind and physically handicapped; (vi) Wireless Communications, wireless communications products such as headsets, microphones, antennas and rotors for three primary markets: public safety, law enforcement groups and commercial truck drivers; (vii) hearing aids, products that are segmented by ear positioning and signal processing circuitry; and (viii) wireless assistive listening systems, products such as auditory trainers and personal assistive listening devices for the hearing impaired focusing on the educational market where many schools use the Company's products.

The following tables provide information by business segment (in thousands):


                                                     Professional       Multimedia/
                                                       Sound and           Audio
                                                     Entertainment    Communications       Corporate     Consolidated
                                                     -------------    --------------       ---------     ------------
Net sales:
   2000                                                $212,564         $116,291           $      -        $328,855
   1999                                                 212,332          133,725                  -         346,057
   1998                                                 153,985           94,017                  -         248,002

Operating profit (loss):
   2000                                                  16,459           16,824            (23,114)         10,169
   1999                                                  21,511           13,376            (23,228)         11,659
   1998                                                   9,925           13,778             (2,924)         20,779

Depreciation expense:
   2000                                                   4,620            2,662              3,950          11,232
   1999                                                   2,158            2,364              5,526          10,048
   1998                                                   2,346            1,788              2,650           6,784

Capital expenditures:
   2000                                                   7,533            1,063              2,957          11,553
   1999                                                   3,752            2,882              1,807           8,441
   1998                                                   1,734              892              2,434           5,060

Total assets:
   2000                                                 104,366           36,567             82,797         223,730
   1999                                                 107,762           58,013             96,223         261,998
   1998                                                 115,402           52,491            105,383         273,276

Corporate operating expenses include unallocated corporate engineering, selling, general and administrative costs, corporate charges, amortization of goodwill and other intangibles, and restructuring charges. Corporate identifiable assets relate principally to the Company's investment in information systems and corporate facilities, as well as cost in excess of net assets acquired included in intangible assets and deferred financing costs.

The Company's net sales into each of its principal geographic regions were as follows (in thousands):


                                                                              For the nine-
                                                      For the years ended     month period
                                                          December 31           ended
                                                  -------------------------   December 31,
                                                    2000             1999         1998
                                                  --------         --------   -------------
United States                                     $192,649         $202,327     $150,114
Germany                                             28,055           34,815       22,923
Japan                                               20,627           19,212       12,244
China                                               12,956           14,369        9,970
Canada                                               7,564           12,948       10,888
Other foreign countries                             67,004           62,386       41,863
                                                  --------         --------     --------
                                                  $328,855         $346,057     $248,002
                                                  ========         ========     ========

It is not practical for the Company to disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.

Long-lived assets of the Company's U.S. and International operations were as follows (in thousands):


                                                                For the nine-
                                        For the years ended     month period
                                            December 31            ended
                                     ------------------------   December 31,
                                       2000            1999         1998
                                     --------        --------   -------------
United States                        $ 97,590        $108,047     $126,277
International                           9,374          10,036       11,062
                                     --------        --------     --------
Consolidated                         $106,964        $118,083     $137,339
                                     ========        ========     ========


14   EQUITY

STOCK COMPENSATION PLANS

The 1997 Amended and Restated Stock Option Plan authorizes the issuance of up to 267,728 shares of Holdings common stock, of which 237,216 have been granted and 141,852 have been canceled. The exercise price of these options is $7.98. These nonqualified options may be granted to certain key employees, directors and independent contractors of the Company or Holdings. Options vest either immediately or ratably over three years and all options expire after 10 years.

The Amended and Restated 1998 Performance Stock Option Plan authorizes the issuance of up to 880,732 shares of Holdings Common Stock, of which a net of 781,200 have been granted. The exercise price of these options is $0.01. These nonqualified options may be granted to certain key employees of the Company or Holdings. Options vest over a four-year time frame, can be exercised only in the event of an exit event, as defined, and expire after 10 years.

A summary of the Company's stock option activity and related information through December 31, 2000 is as follows:



                                                        For the years ended December 31               For the nine-month
                                               --------------------------------------------------        period ended
                                                       2000                        1999                December 31, 1998
                                               -----------------------     ----------------------   ----------------------
                                                              Weighted                   Weighted                 Weighted
                                                               average                    average                  average
                                                              exercise                   exercise                 exercise
                                                Options         price       Options        price      Options      price
                                               ---------      --------     ---------     --------   ---------     --------
Beginning of period                            1,084,071      $  1.32        479,985     $  6.91      780,560     $ 10.61
   Granted                                        70,500         0.01        962,507        0.70        1,700       12.91
   Exercised                                          --           --        (43,120)       0.08           --          --
   Canceled                                     (166,080)        3.62       (315,301)       8.13     (302,275)      16.49
                                               ---------                   ---------                ---------

End of period                                    988,491         0.84      1,084,071        1.32      479,985        6.91
                                               =========                   =========                =========
Exercisable at end of period                     207,204         3.94        208,535        3.97      353,735        3.40
                                               =========                   =========                =========
Available for future grants                      265,944                     177,189                  453,537
                                               =========                   =========                =========

At December 31, 2000, the weighted average exercise price and remaining life of the stock options are as follows:


Range of exercise prices                                      $0.01     $0.075-$2.82      $7.98       Total
------------------------                                   --------------------------------------------------
Total options outstanding                                    781,200       112,800        94,491      988,491
Weighted average exercise price                                $0.01         $1.77         $7.98        $0.84
Weighted average remaining life                            9.2 years     6.3 years     7.3 years    8.6 years
Options exercisable                                                -       112,800        94,404      207,204
Weighted average price of exercisable options                                $1.77         $7.98        $3.94


The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which compensation cost of $8,000, $159,000 and $0 was recorded in the years ended December 31, 2000 and 1999 and the nine-month period ended December 31, 1998, respectively. Had compensation expense been recorded at fair value consistent with the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been the following pro forma amounts (in thousands):


                                                                            For the
                                                  For the years ended     nine-month
                                                      December 31        period ended
                                                  --------------------   December 31,
                                                     2000       1999          1998
                                                  ---------    -------   ------------
Net loss:
   As reported                                      $17,981    $22,420      $5,052
   Pro forma                                         18,112     22,674       5,468

The weighted average fair values at the grant dates were zero at all dates. The fair value of each award under the option plan is estimated on the date of grant using the Black-Scholes minimum value theory options pricing model. The following assumptions were used to estimate the fair value of options:


                                                                      For the years     For the nine-
                                                                          ended         month period
                                                                       December 31          ended
                                                                     ---------------     December 31,
                                                                      2000      1999        1998
                                                                     -----      ----    -------------
            Risk-free interest rate                                   5.10%     6.75%       6.75%
            Expected life                                              7.0       7.0         5.0
            Expected dividend rate                                       -         -           -

The effects of applying the fair value method of measuring compensation expense for the periods presented is not likely to be representative of the effects of future years, in part because the fair value method was applied only to stock options granted after March 31, 1995.

WARRANTS

The chairman of the Company received a warrant in 2000 representing the right to purchase up to 444,939 shares of Holdings common stock at an exercise price of $0.01 per share. The warrant is immediately vested with respect to one-third of the underlying shares, and the remainder vests in 24 monthly installments beginning April 1, 2001.

Certain directors of the Company have warrants representing the right to purchase up to 16,267 shares of Holdings common stock at an exercise price of $31.93 per share. All of these warrants were exercisable as of December 31, 2000, and require that the holder of the warrant is a director of the Company on the date of exercise.

15   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and the revolving line of credit approximates fair value because of the short maturity of these instruments.

The fair value of the Company's long-term debt approximates fair value because of the variability of the interest cost associated with these instruments. The fair value of the Company's Senior Subordinated Notes is estimated based on quoted market values for the notes.

The estimated fair values of the Company's financial instruments are as follows as of December 31 (in thousands):


                                                                               2000                     1999
                                                                       ---------------------    ----------------------
                                                                        Carrying                 Carrying
                                                                         amount   Fair value      amount    Fair value
                                                                       ---------  ----------    ---------   ----------
Cash and cash equivalents                                              $   2,701   $   2,701    $   3,239   $   3,239
Accounts receivable                                                       46,522      46,522       59,438      59,438
Accounts payable                                                          13,100      13,100       20,817      20,817
Foreign currency forward contracts                                             5           5           61          61
Revolving lines of credit                                                 27,539      27,539       22,688      22,688
Long-term debt, excluding Senior Subordinated Notes                       87,662      87,662       96,189      96,189
Senior Subordinated Notes                                                225,000     124,000      225,000     155,000

16   QUARTERLY FINANCIAL DATA

The following table shows the unaudited quarterly financial data (in thousands):


                                                             March 31,   June 30,     September 30,     December 31,
                                                               2000         2000           2000             2000
                                                             --------    --------     ------------      ------------
Net sales                                                    $83,299      $85,278       $85,949           $74,329
Operating profit (loss)                                        7,075       (2,734)        5,936              (108)
Net income (loss)                                              3,976       (8,515)       (4,279)           (9,163)



                                                             March 31,   June 30,     September 30,     December 31,
                                                                1999        1999           1999             1999
                                                             --------    --------     ------------      ------------
Net sales                                                     $79,937      $87,353      $89,038           $89,729
Operating profit (loss)                                         5,448        7,967        6,841            (8,597)
Net loss                                                       (2,357)      (1,290)      (1,506)          (17,267)


In the quarter ended June 30, 2000, the Company recorded restructuring charges of $9.7 million. In the quarter ended December 31, 2000, the Company reversed $0.9 million of the restructuring charges.

In the quarter ended December 31, 1999, the Company recorded expense of $5.0 million related to a lawsuit, expense of $9.2 million related to asset impairments and benefit of $2.1 million related to reversal of restructuring charges.

17   SUBSEQUENT EVENTS

CONSENT FROM SENIOR SECURED CREDIT FACILITY LENDERS, AND EVI AND TELEX NOTE HOLDERS

On April 11, 2001, the Company received the consent from the lenders under its Senior Secured Credit Facility to (i) waive certain technical defaults with respect to the four consecutive quarters ended December 31, 2000, (ii) reduce the minimum consolidated EBITDA requirements, and eliminate the covenants pertaining to maintenance of consolidated fixed charge and leverage ratios for all future periods, and (iii) issue the New Indebtedness. The Senior Secured Credit Facility lenders required, as a condition to giving such waivers and consent, that the maturity date for the existing Senior Secured Credit Facility be shortened to October 31, 2002, that the Company prepay the Term Loans in the aggregate amount of $20 million on or before December 31, 2001, and that the Company issue the New Indebtedness, in a principal amount of not less than $15 million but not more than $20 million on or before April 13, 2001.

On April 11, 2001, the Company amended the indentures governing the Senior Subordinated Notes to permit issuance of the New Indebtedness.

ISSUANCE OF NEW INDEBTEDNESS

On April 11, 2001, the Company issued New Indebtedness with a principal amount of $20 million, of which $9.8 million was from the primary shareholders of Holdings. The net proceeds to the Company, after payment of commitment fees, were $18.8 million. The Company used the proceeds from the New Indebtedness to pay interest of $5.5 million that was due on March 15, 2001 for the EVI Notes and intends to use the remaining proceeds for working capital purposes and to pay interest of $6.6 million due on May 1, 2001 for the Telex Notes. The New Indebtedness is junior to the Senior Secured Credit Facility but senior to the Senior Subordinated Notes and bears an interest rate of 18 percent per annum, increasing by 75 basis points each calendar quarter until the applicable interest rate is 25 percent. Interest compounds quarterly and is payable at maturity on April 11, 2004.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Telex Communications, Inc.:

Our audits of the financial statements for Telex Communications Inc. for the year ended December 31, 2000, the year ended December 31, 1999, and the nine-month period ended December 31, 1998 were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on Schedule II: Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP

Minneapolis, Minnesota
February 16, 2001

                                                                     SCHEDULE II

                           TELEX COMMUNICATIONS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
                  THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1998



              Column A                   Column B          Column C         Column D          Column E
---------------------------------       ----------        -----------      ----------        -----------
                                        Balance at        Additions        Deductions        Balance at
                                         Beginning        Charged to          From             End of
                                          of Year           Income          Reserves            Year
                                        ----------        -----------      ----------        -----------
Description
-----------
Nine-Month Period Ended December
31, 1998
Allowance for doubtful accounts          $   3,983         $     382      $    1,440(A)      $   2,925
                                         =========         =========      =============      =========
Restructuring accrual                    $   6,232                        $    3,196(B)      $   3,036
                                         =========                        =============      =========
Year Ended December 31, 1999
Allowance for doubtful accounts          $   2,925         $     858      $    1,605(A)      $   2,178
                                         =========         =========      =============      =========
Restructuring accrual                    $   3,036         $  (2,124)     $      822(B)      $      90
                                         =========         =========      =============      =========
Year Ended December 31, 2000
Allowance for doubtful accounts          $   2,178         $   1,700      $    1,100(A)      $   2,778
                                         =========         =========      =============      =========
Restructuring accrual                    $      90         $   8,182      $    7,013(B)      $   1,889
                                         =========         =========      ============       =========

----------------------------

(A) Uncollectible accounts written off and adjustments to the allowance.

(B) Adjustments to the accrual account to reflect payments or non-cash charges associated with the accrual.

                                  EXHIBIT INDEX
                                       for
                                    Form 10-K


EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT



3.1 Amended and Restated Certificate of Incorporation of Telex Communications, Inc. (the "Company"), dated February 2, 1998 (incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, filed on May 29, 1998 ("1998 10-K")).

3.2 By-Laws of the Company, as amended (incorporated by reference to Exhibit 3(b) to Old Telex's Registration Statement on Form S-4, filed on September 5, 1997, SEC No. 333-30679 ("Old Telex Registration Statement")).

4.1(a) Indenture ("EVI Indenture"), dated March 24, 1997, between EV International, Inc. and The Bank of New York, as original Trustee, with Bank One Trust Company as successor Trustee (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-4, filed on July 30, 1997, SEC No. 333-27341 ("Form S-4")).

4.1(b) First Supplemental Indenture, dated as of April 11, 2001, to the EVI Indenture (incorporated by reference to Exhibit 4.1(b) to the Company's Report on Form 8-K dated April 12, 2001, filed on April 12, 2001 ("April 2001 8-K")).

4.2(a) Indenture (the "Telex Indenture"), dated as of May 6, 1997, among Old Telex and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 4(a) to Old Telex Registration Statement).

4.2(b) First Supplemental Indenture, dated May 6, 1997, to the Telex Indenture (incorporated by reference to Exhibit 4(b) to Old Telex Registration Statement).

4.2(c) Second Supplemental Indenture, dated as of February 2, 1998, to the Telex Indenture (incorporated by reference to Exhibit 2 to Old Telex's Quarterly Report on Form 10-Q for the nine months ended December 31, 1997, filed on February 17, 1998 ("Old Telex 10-Q")).

4.2(d) Third Supplemental Indenture, dated as of April 11, 2001, to the Telex Indenture (incorporated by reference to Exhibit 4.2(d) to the April 2001 8-K).

4.3(a) Credit Agreement, dated May 6, 1997 (as amended, the "Credit Agreement"), among Old Telex, the lenders named on the signature pages thereof (the "Senior Lenders") and The Chase Manhattan Bank ("Chase"), as administrative agent for such Senior Lenders (the "Administrative Agent") (incorporated by reference to
                Exhibit 4(d) to Old Telex Registration Statement).

4.3(b) Amendment No. 1, dated as of January 29, 1998, to the Credit Agreement, among Old Telex, Chase, as Administrative Agent, Morgan Stanley Senior Funding, Inc. ("Morgan") and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 2 to Old Telex 10-Q).

4.3(c) Amendment No. 2, dated as of December 23, 1998, to the Credit Agreement, among the Company, Chase, as Administrative Agent, Morgan, as Documentation Agent, and the several banks and other financial institutions from time to time party thereto (incorporated by reference to Exhibit 10(a) to the Company's Report on Form 8-K dated December 28, 1998, filed on January 15,
                1999).

4.3(d) Amendment No. 3, dated as of October 29, 1999, to the Credit Agreement, among the Company, the Lenders, Morgan, as Documentation Agent, and Chase, as Administrative Agent (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed on November 15, 1999).

4.3(e) Waiver, Amendment No. 4, Agreement and Consent, dated as of April 11, 2001, to the Credit Agreement, among the Company, the Lenders, Morgan, as Documentation Agent, and Chase, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 4.3(h) to the April 2001 8-K).

4.3(f) Assignment and Assumption Agreement, dated May 6, 1997, made by Old Telex and Telex Communications Group, Inc. ("Holdings") in favor of the Administrative Agent (incorporated by reference to Exhibit 4(e) to Old Telex Registration Statement).

4.3(g) Guarantee and Collateral Agreement, dated May 6, 1997, made by Old Telex and Holdings in favor of the Administrative Agent and certain other secured parties (incorporated by reference to Exhibit 4(f) to Old Telex Registration Statement).

4.3(h) Patent and Trademark Security Agreement, dated March 6, 1997, made by Old Telex in favor of the Administrative Agent (incorporated by reference to Exhibit 4(g) to Old Telex Registration Statement).

4.3(i) Intercreditor Agreement, dated as of April 11, 2001, among the Company, the Senior Lenders, Morgan, as Documentation Agent, Chase, as Senior Agent and TCI Investments LLC and GoldenTree High Yield Opportunities I, L.P., as Junior Agents for the Junior Lenders (incorporated by reference to Exhibit 4.3(i) to the April 2001 8-K).

4.4(a) Note Purchase Agreement dated as of April 11, 2001, among the Company, TCI Investments LLC and GoldenTree High Yield Opportunities I, L.P., each as Co-Agent and the other Purchasers (incorporated by reference to Exhibit 4.4(a) to the April 2001 8-K).

10.1 Amended and Restated Stockholders Agreement, dated March 4, 1997, among Old Telex, G-II and the Stockholders set forth on Schedule A thereto (incorporated by reference to Exhibit 10(a) to Old Telex Registration Statement).

*10.2(a) Consulting Agreement, dated May 6, 1997, between Greenwich Street Capital Partners, Inc. ("GSCP Inc."), Holdings and G-II (incorporated by reference to Exhibit 10(c) to Old Telex Registration Statement).

*10.2(b) Form of Amendment, dated May 1, 1998, to the Consulting Agreement, dated May 6, 1997, between GSCP Inc., Holdings and G-II (incorporated by reference to Exhibit 10(e) to the 1998 10-K).

*10.3 Indemnification Agreement, dated May 6, 1997, between GSCP Inc., Holdings and G-II (incorporated by reference to Exhibit 10(d) to Old Telex Registration Statement).

*10.4 Fee Agreement, dated May 6, 1997, between GSCP Inc. and Holdings (incorporated by reference to Exhibit 10(e) to Old Telex Registration Statement).

*10.5(a)        Employment Agreement, dated as of August 26, 1998 between Ned C.
                Jackson and Holdings (incorporated by reference to Exhibit 10(g) to the Company's Report on Form 10-K for the Transition Period from April 1, 1998 to December 31, 1998, filed on March 31, 1999 ("Transition Report")).

*10.5(b) Incentive Compensation Agreement, dated as of March 15, 2000 between Ned C. Jackson and Holdings (incorporated by reference to Exhibit 10.5(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000 ("1999 10-K")).

*10.6 1997 Telex Communications Group, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, filed on August 16, 1999 ("June 1999 10-Q").

*10.7           Amended and Restated 1998 Telex Communications Group, Inc.
                Performance Stock Option Plan (incorporated by reference to
                Exhibit 10(ee) to June 1999 10-Q).

*10.8 Telex Communications Group, Inc. Cash Bonus Plan (incorporated by reference to Exhibits 10(h), 10(i) and 10(j) to Old Telex Registration Statement).

*10.9 Telex Communications Group, Inc. Management Cash Compensation Plan (incorporated by reference to Exhibits 10(f), 10(g) and 10(h) to Old Telex Registration Statement).

*10.10 Warrant, dated April 7, 1998, issued by Holdings to Christopher Forester, and form of amendment thereto (incorporated by reference to Exhibit 10(r) to the 1998 10-K).

*10.11(a)       Warrant, dated April 7, 1998, issued by Holdings to Edgar S.
                Woolard, Jr., and form of amendment thereto (incorporated by reference to Exhibit 10(s) to the 1998 10-K).

*10.11(b)       Warrant, dated March 14, 2000, issued by Holdings to Edgar S.
                Woolard, Jr. (incorporated by reference to Exhibit 10.11(b) to the 1999 10-K).

10.12 Tradename and Trademark License Agreement, dated February 10, 1997, between Gulton Industries, Inc. and Mark IV Industries, Inc. (incorporated by reference to Exhibit 10(e) to the Form S-4).

10.13 Software License Agreement, dated February 10, 1997, between Gulton Industries, Inc. and Mark IV Industries, Inc. (incorporated by reference to Exhibit 10(g) to the Form S-4).

10.14(a) Member Control Agreement of DRF 12000 Portland LLC, dated March 16, 2000, by and between the Company and DRF TEL LLC (incorporated by reference to Exhibit 10.16(a) to the 1999 10-K).

10.14(b) Lease, dated March 16, 2000, by and between the Company and DRF 12000 Portland LLC for the property located at 12000 Portland Avenue South, Burnsville, Minnesota (incorporated by reference to Exhibit 10.16(b) to the Company's 1999 10-K).

10.15 Real Estate Purchase Agreement dated January 31, 2000, by and between Joseph H. Baldiga, Chapter 7 Trustee of Arrow Automotive Industries, Inc. ("Seller") and the Company ("Buyer") for the purchase of property located at One Arrow Drive, Morrilton, Arkansas (incorporated by reference to Exhibit 10.17 to the 1999 10-K).

10.16(a) Restated and Amended Settlement Agreement, dated March 29, 2000, by and between the Company and Altec Lansing Technologies, Inc. ("Altec Lansing") (incorporated by reference to Exhibit 10.1(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed on May 13, 2000 ("March 2000 10-Q").

10.16(b) Amendment to Restated and Amended Settlement Agreement, dated April 28, 2000, by and between the Company and Altec Lansing (incorporated by reference to Exhibit 10.1(b) to the Company's March 2000 10-Q).

10.16(c) Second Amendment to Restated and Amended Settlement Agreement, dated May 15, 2000, by and between the Company and Altec Lansing (incorporated by reference to Exhibit 10.1(c) to the

                Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed on August 9, 2000 ("June 2000 10-Q")).

10.17(a) Restated and Amended Purchase and Sale Agreement, dated March 30, 2000, by and between the Company and Altec Lansing (incorporated by reference to Exhibit 10.2(a) to the March 2000 10-Q).

10.17(b) Amendment to Restated and Amended Purchase and Sale Agreement, dated April 28, 2000, by and between the Company and Altec Lansing (incorporated by reference to Exhibit 10.2(b) to the March 2000 10-Q).

10.17(c) Second Amendment to Restated and Amended Purchase and Sale Agreement, dated May 15, 2000, by and between the Company and Altec Lansing (incorporated by reference to Exhibit 10.2(c) to the June 2000 10-Q).

21              List of Subsidiaries (filed as an exhibit hereto).

--------------------------------------

* Denotes management contract, executive compensation plan, or arrangement.