Form 10-Q
period 2001-03-31
TELEX COMMUNICATIONS INC
filed 2001-05-14
CIK 857668

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001      Commission File No. 333-27341

                           TELEX COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                  38-1853300
             --------                                  ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

            12000 PORTLAND AVENUE SOUTH, BURNSVILLE, MINNESOTA 55337
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                                                    YES   X     NO
                                                       -------    -------

AS OF MARCH 31, 2001 THERE WERE 110 SHARES OF TELEX COMMUNICATIONS, INC., $0.01 PAR VALUE, OUTSTANDING.


                        THIS DOCUMENT CONTAINS 20 PAGES.

                         PART I. --- FINANCIAL INFORMATION


Item 1.  Financial Statements                                                                     Page(s)
Included herein is the following unaudited financial information:
Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                  3
Condensed Consolidated Statements of Operations for the three month periods ended
March 31, 2001 and 2000                                                                           4
Condensed Consolidated Statements of Cash Flows for the three month periods ended
March 31, 2001 and 2000                                                                           5
Notes to Consolidated Financial Statements                                                        6-10
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    11-16
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               17

                         PART II. --- OTHER INFORMATION
                                                                                                  Page
Item 2.  Changes in Securities and Use of Proceeds                                                18
Item 6.  Exhibits and Reports on Form 8-K                                                         18
Signatures                                                                                        19

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS



                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                   (UNAUDITED)

                                                              March 31,   December 31,
                                                                2001          2000
                                                             ----------   ------------

                                     ASSETS
Current assets:
      Cash and cash equivalents                               $   3,370    $   2,701
      Accounts receivable, net                                   49,167       46,522
      Inventories                                                56,764       59,857
      Other current assets                                        5,563        7,686
                                                              ---------    ---------
           Total current assets                                 114,864      116,766

Property, plant and equipment, net                               39,766       40,870
Deferred financing costs, net                                     7,792        8,438
Intangible and other assets, net                                 57,046       57,656
                                                              ---------    ---------
                                                              $ 219,468    $ 223,730
                                                              =========    =========


                      LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
      Revolving lines of credit                               $  27,633    $  27,539
      Current maturities of long-term debt                       31,502       33,476
      Accounts payable                                           16,445       13,100
      Accrued wages and benefits                                  8,912        7,323
      Accrued interest                                           11,758        5,769
      Other accrued liabilities                                  11,696       12,686
      Income taxes payable                                        9,477        9,425
                                                              ---------    ---------
           Total current liabilities                            117,423      109,318

Long-term debt                                                  278,386      279,186
Other long-term liabilities                                      10,810       10,655
                                                              ---------    ---------
           Total liabilities                                    406,619      399,159
                                                              ---------    ---------

Shareholder's deficit:
      Common stock and capital in excess of par                   3,147        3,147
      Accumulated other comprehensive loss                       (8,476)      (6,508)
      Accumulated deficit                                      (181,822)    (172,068)
                                                              ---------    ---------
           Total shareholder's deficit                         (187,151)    (175,429)
                                                              ---------    ---------
                                                              $ 219,468    $ 223,730
                                                              =========    =========

       The accompanying notes are an integral part of these consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                   (UNAUDITED)


                                                          QUARTER ENDED
                                                      ---------------------
                                                      MARCH 31,   MARCH 31,
                                                        2001        2000
                                                      --------    --------
Net sales                                             $ 72,317    $ 83,299
Cost of sales                                           45,192      51,204
                                                      --------    --------
                  Gross profit                          27,125      32,095
                                                      --------    --------
Operating expenses:
     Engineering                                         3,508       3,473
     Selling, general and administrative                22,720      20,603
     Corporate charges                                     429         429
     Amortization of goodwill and other intangibles        507         515
                                                      --------    --------
                                                        27,164      25,020
                                                      --------    --------

                  Operating profit (loss)                  (39)      7,075

Interest expense, net                                    9,408       9,511
Other income                                              (210)     (7,311)
                                                      --------    --------

Income (loss) before taxes                              (9,237)      4,875
Provision for income taxes                                 517         899
                                                      --------    --------

                  Net income (loss)                   $ (9,754)   $  3,976
                                                      ========    ========


       The accompanying notes are an integral part of these consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                      QUARTER ENDED
                                                                                  ---------------------
                                                                                  MARCH 31,   MARCH 31,
                                                                                    2001        2000
                                                                                  --------    --------
OPERATING ACTIVITIES:
      Net income (loss)                                                           $ (9,754)   $  3,976
      Adjustments to reconcile net income (loss) to cash flows from operations:
           Depreciation and amortization                                             4,653       3,395
           Gain on sale of facilities, product lines and intangible assets               -        (973)
           Change in operating assets and liabilities                               10,250      (6,884)
           Change in long-term liabilities                                             125         920
           Other, net                                                                  317         115
                                                                                  --------    --------
      Net cash provided by operating activities                                      5,591         549
                                                                                  --------    --------

INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                    (2,441)     (2,462)
      Other                                                                             55           -
                                                                                  --------    --------
      Net cash used in investing activities                                         (2,386)     (2,462)
                                                                                  --------    --------

FINANCING ACTIVITIES:
      Borrowings under revolving lines of credit, net                                  355       2,598
      Repayment of long-term debt                                                   (2,802)     (2,120)
      Borrowings of long-term debt                                                      28         939
                                                                                  --------    --------
      Net cash (used in) provided by financing activities                           (2,419)      1,417
                                                                                  --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:                         (117)        (94)
                                                                                  --------    --------

CASH AND CASH EQUIVALENTS:
      Net increase (decrease)                                                          669        (590)
      Beginning of period                                                            2,701       3,239
                                                                                  --------    --------
      End of period                                                               $  3,370    $  2,649
                                                                                  ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
      Interest                                                                    $  2,816    $  8,514
                                                                                  ========    ========
      Income taxes (refunds), net                                                 $    152    $    (25)
                                                                                  ========    ========


       The accompanying notes are an integral part of these consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. Telex Communications, Inc. ("Telex" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Telex Communications Group, Inc. ("Holdings"), a Delaware corporation and the corporate parent of the Company. The condensed consolidated balance sheets as of March 31, 2001 and December 31, 2000, the condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by the Company without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these financial statements reflect all adjustments (which include normal recurring accruals) necessary to present fairly the financial position of Telex at March 31, 2001 and the results of its operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. Therefore, these statements should be read in conjunction with the more detailed information, risk factors and financial statements, including the related notes, included in the Form 10-K for the fiscal year ended December 31, 2000 filed by Telex with the SEC on April 16, 2001 (the "Form 10-K"). Unless otherwise defined herein, capitalized terms shall have the meaning set forth in the Form 10-K. The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.   Inventories consist of the following, in thousands:

                                              March 31,         December 31,
                                                2001               2000
                                                ----               ----

      Raw materials and parts                 $ 25,341           $ 27,488
      Work in process                            8,868             11,004
      Finished products                         22,555             21,365
                                              --------           --------
                                              $ 56,764           $ 59,857
                                              ========           ========


3. The Company recorded an income tax provision of $0.5 million and $0.9 million on a pre-tax loss of $9.2 million and on pre-tax income of $4.9 million for the three months ended March 31, 2001 and 2000, respectively. The income tax provision for the three months ended March 31, 2001 is comprised of a U.S. Federal income tax benefit of $3.9 million, offset by a tax valuation allowance adjustment of $3.9 million, and an income tax provision of $0.5 million attributed to income of certain foreign subsidiaries.

     The Company has a deferred tax asset of $40.5 million offset, due to the uncertainty of the realization of future tax benefits, by a tax valuation allowance of $40.5 million at March 31, 2001. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

4. Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net loss represents net loss adjusted for foreign currency translation adjustments. Comprehensive net loss was $11.7 million for the quarter ended March 31, 2001. Comprehensive net income was $2.8 million for the quarter ended March 31, 2000.

5.   Segment Information:

     The Company has two business segments: Professional Sound and Entertainment and Multimedia/Audio Communications.

     Professional Sound and Entertainment
     Professional Sound and Entertainment consists of five lines of business within the overall professional audio market, including: (i) permanently installed sound systems; (ii) sound products used by musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcast; (iv) advanced digital matrix intercoms used by broadcasters, including all major television networks, to control production communications and intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams; and (v) wired and wireless microphones used in education, sports, broadcast, music and religious markets.

     Multimedia/Audio Communications
     Multimedia/Audio Communications segment targets eight principal product markets, including: (i) microphones, headphones and headsets to the computer industry; (ii) cassette duplicators and copiers to copy the spoken word and serving two principal markets: religious and training programs/seminars; (iii) aviation communications headsets, intercoms and microphones to major commercial and commuter airlines and pilots and to airframe manufacturers and private pilots; (iv) wireless local area networks and satellite-based mobile phone antennas systems, supplying mobile phone manufacturers, corporations, retailers, warehouses and distribution centers; (v) Talking Book Players, a unique cassette player for the blind and physically handicapped; (vi) wireless communications products such as headsets, microphones, antennas and rotors for two primary markets: public safety and law enforcement groups and commercial truck drivers; (vii) hearing aids, products that are segmented by ear positioning and signal processing circuitry; and (viii) wireless assistive listening systems, products such as auditory trainers and personal assistive listening devices for the hearing impaired focusing on the education market where many schools use the Company's products.

     The following tables provide information by business segment (in thousands):


                                Professional      Multimedia/
                                 Sound and           Audio
                               Entertainment     Communications      Corporate       Consolidated
                               -------------     ---------------     ----------     ------------
Net sales
         2001                    $  46,379            $ 25,938       $      -        $  72,317
         2000                       52,252              31,047              -           83,299


Operating profit (loss)
         2001                    $      33            $  3,181       $ (3,253)       $     (39)
         2000                        4,470               4,303         (1,698)           7,075


Depreciation expense
         2001                    $   1,942            $    372       $  1,219        $   3,533
         2000                        1,349                 217            830            2,396


Capital expenditures
         2001                    $   1,805            $    183       $    453        $   2,441
         2000                        1,671                 298            493            2,462


Total assets
         2001                    $ 100,562            $ 41,952       $ 76,954        $ 219,468
         2000                      104,366              36,567         82,797          223,730




Corporate operating expenses include unallocated corporate engineering, selling, general and administrative costs, corporate charges and amortization of goodwill and other intangibles. Corporate identifiable assets relate principally to the Company's investment in information systems and corporate facilities, as well as costs in excess of net assets acquired included in intangible assets and deferred financing costs.

The Company's net sales into each of its principal geographic regions were as follows (in thousands):

                                             2001                 2000
--------------------------------------------------        -------------
United States                            $ 42,798             $ 48,624
Germany                                     5,774                6,795
Japan                                       3,728                4,735
United Kingdom                              2,965                2,083
Other foreign countries                    17,052               21,062
                                        ----------        -------------
                                         $ 72,317             $ 83,299
                                        ==========        =============


It is not practical for the Company to disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.

Long-lived assets of the Company's U.S. and International operations were as follows (in thousands):

                            March 31, 2001       December 31, 2000
                            ---------------      ------------------

United States                    $  95,579               $  97,590
International                        9,025                   9,374
                            ---------------      ------------------
Consolidated                     $ 104,604               $ 106,964
                            ===============      ==================

6. During the quarter ended June 30, 2000, the Company recorded pre-tax restructuring charges of $9.7 million (reduced by $0.9 million in the quarter ended December 31, 2000) attributable to the consolidation of certain of its United States manufacturing, engineering, distribution, marketing, service and administrative operations to reduce costs, to better utilize available manufacturing and operating capacity and to enhance competitiveness. The consolidation will result in a reduction of approximately 500 employees, primarily in manufacturing and distribution, with 490 employees terminated as of March 31, 2001. As of December 31, 2000, there was a reserve balance of $1.8 million associated with this restructuring. The following table summarizes the activity associated with this restructuring charge for the three months ended March 31, 2001, in thousands:


                                        Balance at                         Balance at
                                     January 1, 2001    Cash Payments    March 31, 2001
                                     ---------------    -------------    --------------
      Severance costs                    $ 1,425           $ 1,082             $ 343
      Other restructuring costs              395                 -               395
                                         --------          --------            ------
                                         $ 1,820           $ 1,082             $ 738
                                         ========          ========            ======


7.   Subsequent Events

     On April 11, 2001, the Company issued additional indebtedness ("New Indebtedness") in the principal amount of $20.0 million (of which $9.8 million was purchased by TCI Investments LLC, a related party) to increase its liquidity. The net proceeds to the Company, after payment of commitment fees, were $18.8 million. The Company used the proceeds from the New Indebtedness to pay interest of $5.5 million that was due on March 15, 2001 for the EVI Notes, to pay interest of $6.6 million due on May 1, 2001 for the Telex Notes and intends to use the remaining proceeds for general corporate and operating expenses. The New Indebtedness is junior to the Senior Secured Credit Facility but senior to the EVI and Telex Notes and bears an interest rate of 18% per annum, increasing by 75 basis points each quarter until the applicable interest rate is 25%. Interest compounds quarterly and is payable at maturity on April 11, 2004. On April 11, 2001, the Company amended the indentures governing the EVI and Telex Notes to permit issuance of the New Indebtedness. On April 11, 2001, the Company received consent from the lenders under its Senior Secured Credit Facility to (i) waive certain technical defaults with respect to the four consecutive quarters ended December 31, 2000 or as of such date, (ii) reduce the minimum consolidated EBITDA requirements and eliminate the covenants pertaining to maintenance of consolidated fixed charge and leverage ratios for all future periods, and (iii) consent to the issuance of New Indebtedness. The Senior Secured Credit Facility lenders required, as a condition to giving such waivers and consent, that the then-maturity date for the existing Senior Secured Credit Facility be shortened to October 31, 2002, that the Company prepay the Term Loan Facility in the aggregate amount of $20 million on or before December 31, 2001 and that the Company issue the New Indebtedness in a principal amount of not less than $15 million but not more than $20 million, on or before April 13, 2001.

     The Company has incurred substantial indebtedness in connection with a series of leveraged transactions. As a result, debt service obligations represent significant liquidity requirements for the Company. The ability of the Company to pay $29.0 million on the Term Loan Facility by December 31, 2001 and generate sufficient cash to meet its 2001 liquidity needs will depend upon the sale of certain businesses and assets of the Company and improvements in its operations. The Company intends to improve operations and liquidate certain assets in 2001, in part to meet the liquidity needs of the debt service and to satisfy the requirements of the debt covenants. The Company's 2001 operating plan includes strategies to significantly improve operating results by reducing purchased material costs through more effective supply-chain management, increasing selling prices on selected products, managing other operating costs to planned levels, reducing inventory, improving accounts receivable collections, achieving additional cost efficiencies through consolidation of its manufacturing operations and introducing several new products. While the Company believes that the above-described planned cash flow enhancements from operations, the New Indebtedness, and the expected sale of businesses and assets will be adequate to meet its debt service requirements, capital expenditure needs and working capital requirements in 2001, no assurance can be given in this regard. Additionally, the Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

     In April 2001, the Company announced a plan to reduce its workforce by approximately 30 employees. The Company expects to complete this workforce reduction and recognize a related restructuring charge in the second quarter ended June 30, 2001.

     In April 2001, the Company announced plans to sell its Hearing Instruments product lines, which generated revenue of approximately $23.7 million in the year ended December 31, 2000, and certain related net assets. The Company has retained an investment banking firm to assist in this sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this report, contains forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives and expectations, that are based on management's current opinions, beliefs, or expectations as to future results or future events and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements involve known and unknown risks and uncertainties and the Company's actual results may differ materially from those forward-looking statements. While made in good faith and with a reasonable basis based on information currently available to the Company's management, there is no assurance that such opinions or expectations will be achieved or accomplished. The Company does not undertake to update, revise or correct any of the forward-looking information contained in this document. The following factors, in addition to those discussed elsewhere in this report, are representative of those factors that could affect the future results of the Company and could cause results to differ materially from those expressed in such forward-looking statements: (i) the timely development and market acceptance of new products; (ii) the financial resources of competitors and the impact of competitive products and pricing; (iii) changes in general and industry specific economic conditions on a national, regional or international basis; (iv) changes in laws and regulations, including changes in accounting standards; (v) the timing of the implementation of changes in the Company's operations to effect cost savings; (vi) opportunities that may be presented to and pursued by the Company; (vii) the Company's ability to access external sources of capital; and (viii) such risks and uncertainties as are detailed from time to time in the Company's reports and filings with the SEC.

OVERVIEW

The Company is a leader in the design, manufacture and marketing of sophisticated audio, wireless and multimedia communications equipment to commercial, professional and industrial customers. The Company provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets, and, to a lesser extent, in the retail consumer electronic market. The Company offers a comprehensive range of products worldwide for professional audio systems as well as for multimedia and other communications product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, tape duplication products, Talking Book Players, wireless local area networks and satellite-based mobile phone antennas, personal computer speech recognition and speech dictation microphone systems, and hearing aids and wireless assistive listening systems. Its products are used in airports, theaters, sports arenas, concert halls, cinemas, stadiums, convention centers, television and radio broadcast studios, houses of worship and other venues where music or speech is amplified or transmitted, and by professional entertainers, television and radio on-air talent, presenters, airline pilots and the hearing impaired in order to facilitate speech or communications.

The Company has two business segments: Professional Sound and Entertainment and Multimedia/Audio Communications. Professional Sound and Entertainment consists of five lines of business within the overall professional audio market, including: (i) permanently installed sound systems; (ii) sound products used by musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcast; (iv) advanced digital matrix intercoms used by broadcasters, including all major television networks, to control production communications and intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams; and (v) wired and wireless microphones used in education, sports, broadcast, music and religious markets. Multimedia/Audio Communications segment targets eight principal product markets, including: (i) microphones, headphones and headsets to the computer industry; (ii) cassette duplicators and copiers to copy the spoken word and serving two principal markets: religious and training programs/seminars; (iii) aviation communications headsets, intercoms and microphones to major commercial and commuter airlines and pilots and to airframe manufacturers and private pilots; (iv) wireless local area networks and satellite-based mobile phone antennas systems, supplying mobile phone manufacturers, corporations, retailers, warehouses and distribution centers; (v) Talking Book Players, a unique cassette player for the blind and physically handicapped; (vi) wireless communications products such as headsets, microphones, antennas and rotors for two primary markets: public safety and law enforcement groups and commercial truck drivers; (vii) hearing aids, products that are segmented by ear positioning and signal processing circuitry; and
(viii) wireless assistive listening systems, products such as auditory trainers and personal assistive listening devices for the hearing impaired focusing on the education market where many schools use the Company's products.

The Company maintains assets and/or operations in a number of foreign jurisdictions, the most significant of which are Germany, the United Kingdom, Japan, Singapore, and Hong Kong. In addition, the Company conducts business in local currency in many countries, the most significant of which are Germany, the United Kingdom, Japan, Singapore, Hong Kong, Canada, Australia, and France. Exposure to U.S. dollar/German mark and U.S. dollar/British pound exchange rate volatility is mitigated to some extent by the Company's ability to source its production needs with existing manufacturing capacity in Germany and the United Kingdom, and the exposure to the U.S. dollar/Japanese yen exchange rate volatility is to some extent mitigated by sourcing products denominated in yen from Japan or through contractual provisions in sales agreements with certain customers. Nevertheless, the Company has a direct and continuing exposure to both positive and negative foreign currency movements.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's condensed consolidated statements of operations, in thousands:

                                                                     Quarter ended
                                                  ----------------------------------------------------
                                                      March 31,        March 31,               %
                                                        2001             2000               Change
                                                  -----------------------------------    -------------
Net sales:
     Professional Sound and Entertainment                 $ 46,379          $ 52,252           -11.2%
     Multimedia/Audio Communications                        25,938            31,047           -16.5%
                                                  -----------------------------------    -------------

     Total net sales                                        72,317            83,299           -13.2%
                                                  -----------------------------------    -------------
Gross profit:
     Professional Sound and Entertainment                   17,267            21,108
         % of sales                                          37.2%             40.4%
     Multimedia/Audio Communications                         9,858            10,987
         % of sales                                          38.0%             35.4%
                                                  -----------------------------------

     Total gross profit                                     27,125            32,095
         % of sales                                          37.5%             38.5%
                                                  -----------------------------------

Operating profit (loss)                                   $    (39)         $  7,075
                                                  ===================================

Net income (loss)                                         $ (9,754)         $  3,976
                                                  ===================================




QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

Net sales. The Company's net sales decreased $11.0 million, or 13.2%, from $83.3 million in the quarter ended March 31, 2000 to $72.3 million in the quarter ended March 31, 2001. Both the Professional Sound and Entertainment segment and the Multimedia/Audio Communications segment were responsible for the decrease. The decline is attributed to the slowdown in the economy which started in the fourth quarter of 2000 and continued into the first quarter of 2001, the stronger U.S. dollar against foreign currencies, which reduced translated sales by approximately $1.9 million, and several discontinued products that added net sales of $1.7 million in the year ago quarter. The Company's net sales, excluding the impact of discontinued products and the stronger U.S. dollar, decreased approximately 9% for the quarter ended March 31, 2001.

Net sales in the Company's Professional Sound and Entertainment segment decreased $5.9 million, or 11.2%, from $52.3 million in the quarter ended March 31, 2000 to $46.4 million in the quarter ended March 31, 2001. The decline is attributed primarily to the global slowdown of the economy in the first quarter of 2001.

Net sales in the Company's Multimedia/Audio Communications segment decreased $5.1 million, or 16.5%, from $31.0 million in the quarter ended March 31, 2000 to $25.9 million in the quarter ended March 31, 2001. Net sales, excluding sales of discontinued products in both years, decreased approximately 11.9% for the quarter ended March 31, 2001. The decline for the quarter is attributed primarily to lower sales of products to the computer industry.

Gross profit. The Company's gross profit decreased $5.0 million, or 15.5%, from $32.1 million in the quarter ended March 31, 2000 to $27.1 million in the quarter ended March 31, 2001. As a percentage of sales, the gross margin rate decreased to 37.5% for the quarter ended March 31, 2001 compared to 38.5% for the quarter ended March 31, 2000. The decrease in the gross margin rate for the quarter ended March 31, 2001 is attributed primarily to lower sales volume and manufacturing inefficiencies attributed to the startup of a new manufacturing plant and the shutdown of certain existing manufacturing facilities.

The gross margin rate for the Professional Sound and Entertainment segment declined from 40.4% to 37.2% for the quarter ended March 31, 2001. The decline is attributed primarily to continued manufacturing inefficiencies of a new manufacturing facility and shutdown of certain existing manufacturing facilities.

The gross margin rate for the Multimedia/Audio Communications segment increased from 35.4% to 38.0% for the quarter ended March 31, 2001. The increase is attributed primarily to increased sales of high-margin products.

Engineering. The Company's engineering expenses for the quarter ended March 31, 2001 remained flat at $3.5 million compared to the quarter ended March 31, 2000.

Selling, general and administrative. The Company's selling, general and administrative expenses increased $2.1 million, or 10.3%, from $20.6 million in the quarter ended March 31, 2000 to $22.7 million in the quarter ended March 31, 2001. The increase is attributed mainly to increased spending for advertising and promotion, to rent associated with the new corporate headquarters and to professional fees and other costs incurred in connection with the Company's debt structure and amendments to existing debt agreements.

Corporate charges. Corporate charges of $0.4 million for the quarters ended March 31, 2001 and 2000, respectively, represent fees for consulting and management services provided by Greenwich Street Capital Partners, L.P. ("GSCP") under a management and services agreement.

Other income. The Company's other income of $0.2 million for the quarter ended March 31, 2001 is principally from one-time proceeds related to settlement of a patent infringement claim. The Company's other income for the quarter ended March 31, 2000 includes $6.5 million of royalty income attributed to the restructuring of a license agreement to provide for a one-time, up-front fee in lieu of future royalties and to $1.0 million for the sale of a trademark, offset by $0.2 million of applicable expenses.

Interest expense. The Company's net interest expense decreased from $9.5 million in the quarter ended March 31, 2000 to $9.4 million in the quarter ended March 31, 2001. The decrease in interest expense is attributable to lower interest rates and lower average outstanding indebtedness associated with the Company's Senior Secured Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had cash and cash equivalents of $3.4 million compared to $2.7 million at December 31, 2000. The Company's principal source of funds in the quarter ended March 31, 2001 consisted of cash generated from operating activities of $5.6 million. Net cash used in investing activities was $2.4 million and net cash used in financing activities was $2.4 million.

The Company's investing activities consisted mainly of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes and improve efficiency. Capital expenditures totaled $2.4 million for the quarter ended March 31, 2001 compared to $2.5 million for the quarter ended March 31, 2000. The Company's ability to make capital expenditures is subject to certain restrictions under its Senior Secured Credit Facility.

The Company's inventories of $56.8 million decreased $3.1 million from $59.9 million at December 31, 2000. The Company expects the inventories to continue to decline during the year as management continues to implement strategies to reduce inventory levels.

The Company's consolidated indebtedness decreased $2.7 million from $340.2 million at December 31, 2000 to $337.5 million at March 31, 2001 as a result of required payments under the Company's Term Loan Facility.

The Company's current credit facilities include the Senior Secured Credit Facility consisting of the Term Loan Facility of $83.8 million, the Revolving Credit Facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines, subject to certain limitations, of $4.7 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

As of March 31, 2001, $31.5 million of the Company's $83.8 million Term Loan Facility is payable in the next 12 months. In addition, the Company had $24.0 million outstanding under the Revolving Credit Facility and $3.6 million outstanding under the foreign working capital lines. Net availability at March 31, 2001 under the Revolving Credit Facility, computed by deducting $0.7 million of open letters of credit and applying applicable borrowing limitations, was $0.3 million. Net availability at March 31, 2001 under foreign working lines was $1.1 million. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by the Company; therefore, the Company's financial condition is and will continue to be affected by changes in the prevailing interest rates. The effective interest rate under these credit facilities in the quarter ended March 31, 2001 was 9.8%.

Pursuant to the Term Loan Facility, the Company is required to make principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($23.6 million outstanding at March 31, 2001), of $12.7 million in the remainder of 2001 and $10.9 million in 2002 and (ii) the $65.0 million Tranche B Term Loan Facility ($60.2 million outstanding at March 31, 2001), of $16.4 million in the remainder of 2001 and $43.8 million in 2002. In addition, under the terms of the Senior Secured Credit Facility, the Company is required to make mandatory prepayments with (i) certain asset sale proceeds, (ii) any additional indebtedness and equity proceeds (with certain exceptions) and (iii) with 75% of the excess cash flow of the Company and its subsidiaries for each fiscal year commencing on April 1, 1997. In 2001 the Company made a payment of approximately $0.6 million under the excess cash flow requirements of the Senior Secured Credit Facility.

The Company relies mainly on internally generated funds, and, to the extent necessary, borrowings under the Revolving Credit Facility and foreign working capital lines to meet its liquidity needs. In addition, as described below, the Company issued additional indebtedness in April 2001 ("New Indebtedness") to increase liquidity. The Company's liquidity needs arise primarily from debt service, working capital needs and capital expenditure requirements.

On April 11, 2001, the Company issued New Indebtedness in the principal amount of $20.0 million (of which $9.8 million was purchased by TCI Investments LLC, a related party) to increase its liquidity. The net proceeds to the Company, after payment of commitment fees, were $18.8 million. The Company used the proceeds from the New Indebtedness to pay interest of $5.5 million that was due on March 15, 2001 for the EVI Notes, to pay interest of $6.6 million due on May 1, 2001 for the Telex Notes and intends to use the remaining proceeds for general corporate and operating expenses. The New Indebtedness is junior to the Senior Secured Credit Facility but senior to the EVI and Telex Notes and bears an interest rate of 18% per annum, increasing by 75 basis points each quarter until the applicable interest rate is 25%. Interest compounds quarterly and is payable at maturity on April 11, 2004. On April 11, 2001, the Company amended the indentures governing the EVI and Telex Notes to permit issuance of the New Indebtedness. On April 11, 2001, the Company received consent from the lenders under its Senior Secured Credit Facility to (i) waive certain technical defaults with respect to the four consecutive quarters ended December 31, 2000 or as of such date, (ii) reduce the minimum consolidated EBITDA requirements and eliminate the covenants pertaining to maintenance of consolidated fixed charge and leverage ratios for all future periods, and (iii) consent to the issuance of New Indebtedness. The Senior Secured Credit Facility lenders required, as a condition to giving such waivers and consent, that the then-maturity date for the existing Senior Secured Credit Facility be shortened to October 31, 2002, that the Company prepay the Term Loan Facility in the aggregate amount of $20 million on or before December 31, 2001 and that the Company issue the New Indebtedness in a principal amount of not less than $15 million but not more than $20 million, on or before April 13, 2001.

The Company has incurred substantial indebtedness in connection with a series of leveraged transactions. As a result, debt service obligations represent significant liquidity requirements for the Company. The ability of the Company to pay $29.0 million on the Term Loan Facility by December 31, 2001 and generate sufficient cash to meet its 2001 liquidity needs will depend upon the sale of certain businesses and assets of the Company and improvements in its operations. The Company intends to improve operations and liquidate certain assets in 2001, in part to meet the liquidity needs of the debt service and to satisfy the requirements of the debt covenants. The Company's 2001 operating plan includes strategies to significantly improve operating results by reducing purchased material costs through more effective supply-chain management, increasing selling prices on selected products, managing other operating costs to planned levels, reducing inventory, improving accounts receivable collections, achieving additional cost efficiencies through consolidation of its manufacturing operations and introducing several new products. While the Company believes that the above-described planned cash flow enhancements from operations, the New Indebtedness, and the expected sale of businesses and assets will be adequate to meet its debt service requirements, capital expenditure needs and working capital requirements in 2001, no assurance can be given in this regard. Additionally, the

Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

EXCHANGE RATE SENSITIVITY ANALYSIS

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During the quarter ended March 31, 2001, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in the consolidated statement of operations.

At March 31, 2001, the Company had outstanding foreign forward exchange contracts with a notional amount of $3.7 million and with a weighted remaining maturity of 64 days.

At March 31, 2001, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $0.4 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At March 31, 2001, the Company had fixed rate debt of $225.0 million and floating rate debt of $112.5 million. Holding all other variables constant (such as foreign exchange rates and debt levels), a one-percentage point decrease in interest rates would increase the unrealized fair market value of the $225.0 million fixed rate debt by approximately $10.1 million. The earnings and cash flow impact for the next twelve months resulting from a one-percentage point increase in interest rates on the $112.5 million floating rate debt would be approximately $1.1 million, holding all other variables constant.

PART II.        OTHER INFORMATION

ITEM 1.         NOT APPLICABLE

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) - (b) The Company received consent in April 2001 from the holders of the EVI and Telex Notes to amend the indentures governing the Notes. The amendments add a provision to each of the indentures to permit the Company to incur new indebtedness of $20 million in initial principal amount ("New Indebtedness"), plus any increase in the amount of the New Indebtedness resulting from any accrual, compounding or payment-in-kind of interest which is not paid currently in cash or which is added to the principal amount under the New Indebtedness. The New Indebtedness is subordinate to the Company's obligations under its Senior Secured Credit Facility and is senior to the EVI and Telex Notes.

ITEMS 3 - 5.    NOT APPLICABLE

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

4.3 (j)         Amendment No. 1, dated as of April 11, 2001, to the
                Guarantee and Collateral Agreement, among the Company and other granting parties, The Chase Manhattan Bank as administrative agent, the Lenders and Morgan Stanley Senior Funding, Inc., as documentation agent.

4.3 (k) Amendment No. 1, dated as of April 11, 2001, to the Patent and Trademark Security Agreement, among the Company, The Chase Manhattan Bank as administrative agent, the Lenders and Morgan Stanley Senior Funding, Inc., as documentation agent.

4.3 (l) Guarantee and Collateral Agreement, dated as of April 11, 2001, made by the Company, Holdings and Telex Communications International, Ltd. (the "Grantors"), in favor of TCI Investments LLC and GoldenTree High Yield Opportunities I, L.P., as Co-Agents for the Purchasers.

4.3 (m) Patent and Trademark Security Agreement, dated as of April 11, 2001, made by the Grantors, in favor of TCI Investments LLC and GoldenTree High Yield Opportunities I, L.P., as Co-Agents for the Purchasers.

(b) Reports on Form 8-K

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


Dated:   May 14, 2001              By:  /s/ Ned C. Jackson
         ----------------------        ------------------------------------
                                   Ned C. Jackson
                                   President and Chief Executive
                                   Officer


                                   TELEX COMMUNICATIONS, INC.


Dated:   May 14, 2001              By:  /s/ Richard J. Pearson
         ----------------------        -----------------------------------
                                   Richard J. Pearson
                                   Vice President and Chief Financial
                                   Officer

                           TELEX COMMUNICATIONS, INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT



4.3 (j) Amendment No. 1, dated as of April 11, 2001, to the Guarantee and Collateral Agreement, among the Company and other granting parties, The Chase Manhattan Bank as administrative agent, the Lenders and Morgan Stanley Senior Funding, Inc., as documentation agent.

4.3 (k) Amendment No. 1, dated as of April 11, 2001, to the Patent and Trademark Security Agreement, among the Company, The Chase Manhattan Bank as administrative agent, the Lenders and Morgan Stanley Senior Funding, Inc., as documentation agent.

4.3 (l) Guarantee and Collateral Agreement, dated as of April 11, 2001, made by the Company, Holdings and the Grantors, in favor of TCI Investments LLC and GoldenTree High Yield Opportunities I, L.P., as Co-Agents for the Purchasers.

4.3 (m) Patent and Trademark Security Agreement, dated as of April 11, 2001, made by the Grantors, in favor of TCI Investments LLC and GoldenTree High Yield Opportunities I, L.P., as Co-Agents for the Purchasers.