Form 10-Q
period 2001-06-30
TELEX COMMUNICATIONS INC
filed 2001-08-10
CIK 857668

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

For the quarterly period ended June 30, 2001       Commission File No. 333-27341

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

                                ________________

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

AS OF JULY 31, 2001 THERE WERE 110 SHARES OF TELEX COMMUNICATIONS, INC., $0.01 PAR VALUE, OUTSTANDING.

                        THIS DOCUMENT CONTAINS 24 PAGES.

================================================================================

                        PART I. - - FINANCIAL INFORMATION

                                                                                                  Page(s)
Item 1.  Financial Statements
Included herein is the following unaudited financial information:
Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000                   3
Condensed Consolidated Statements of Operations for the three and six month periods ended
June 30, 2001 and 2000                                                                            4
Condensed Consolidated Statements of Cash Flows for the six month periods ended
June 30, 2001 and 2000                                                                            5
Notes to Consolidated Financial Statements                                                        6-11
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    12-18
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               19


                         PART II. - - OTHER INFORMATION

                                                                                                  Page
Item 2.  Changes in Securities and Use of Proceeds                                                20
Item 6.  Exhibits and Reports on Form 8-K                                                         20-21
Signatures                                                                                        22

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    JUNE 30,       DECEMBER 31,
                                                      2001             2000
                                                    --------       ------------
                                     ASSETS

Current assets:
      Cash and cash equivalents                    $   1,619         $   2,701
      Accounts receivable, net                        54,457            46,522
      Inventories                                     56,810            59,857
      Other current assets                             5,911             7,686
                                                   ---------         ---------
           Total current assets                      118,797           116,766

Property, plant and equipment, net                    39,463            40,870
Deferred financing costs, net                          8,408             8,438
Intangible and other assets, net                      56,077            57,656
                                                   ---------         ---------
                                                   $ 222,745         $ 223,730
                                                   =========         =========


                      LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
      Revolving lines of credit                    $  25,902         $  27,539
      Current maturities of long-term debt            31,370            33,476
      Accounts payable                                18,498            13,100
      Accrued wages and benefits                       6,741             7,323
      Accrued interest                                 6,859             5,769
      Other accrued liabilities                       13,055            12,686
      Income taxes payable                             9,671             9,425
                                                   ---------         ---------
           Total current liabilities                 112,096           109,318

Long-term debt                                       294,868           279,186
Other long-term liabilities                           10,796            10,655
                                                   ---------         ---------
           Total liabilities                         417,760           399,159
                                                   ---------         ---------

Shareholder's deficit:
      Common stock and capital in excess of par        3,147             3,147
      Accumulated other comprehensive loss            (8,661)           (6,508)
      Accumulated deficit                           (189,501)         (172,068)
                                                   ---------         ---------
           Total shareholder's deficit              (195,015)         (175,429)
                                                   ---------         ---------
                                                   $ 222,745         $ 223,730
                                                   =========         =========

The accompanying notes are an intergral part of these consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        --------------------    --------------------
                                                        JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                          2001        2000        2001        2000
                                                        --------    --------    --------    --------
Net sales                                               $ 76,127    $ 85,278    $148,444    $168,577
Cost of sales                                             46,492      51,623      91,684     102,827
                                                        --------    --------    --------    --------
                  Gross profit                            29,635      33,655      56,760      65,750
                                                        --------    --------    --------    --------
Operating expenses:
     Engineering                                           3,289       3,560       6,797       7,033
     Selling, general and administrative                  21,783      22,182      44,503      42,785
     Corporate charges                                       429         429         858         858
     Amortization of goodwill and other intangibles          500         515       1,007       1,030
     Restructuring charges                                   915       9,703         915       9,703
                                                        --------    --------    --------    --------
                                                          26,916      36,389      54,080      61,409
                                                        --------    --------    --------    --------
                  Operating profit (loss)                  2,719      (2,734)      2,680       4,341

Interest expense, net                                     10,085       8,178      19,493      17,689
Other income                                                (306)     (2,879)       (516)    (10,190)
                                                        --------    --------    --------    --------
Loss before income taxes                                  (7,060)     (8,033)    (16,297)     (3,158)
Provision for income taxes                                   619         482       1,136       1,381
                                                        --------    --------    --------    --------
                  Net loss                              $ (7,679)   $ (8,515)   $(17,433)   $ (4,539)
                                                        ========    ========    ========    ========



The accompanying notes are an intergral part of these consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                             --------------------
                                                                             JUNE 30,    JUNE 30,
                                                                               2001        2000
                                                                             --------    --------
OPERATING ACTIVITIES:
      Net loss                                                               $(17,433)   $ (4,539)
      Adjustments to reconcile net loss to cash flows from operations:
           Depreciation and amortization                                        7,941       6,881
           Gain on sale of facilities, product lines and intangible assets        (80)       (973)
           Restructuring charges                                                  915       9,703
           Change in operating assets and liabilities                            (232)     (5,510)
           Change in long-term liabilities                                         33         586
           Other, net                                                             612        (297)
                                                                             --------    --------
      Net cash (used in) provided by  operating activities                     (8,244)      5,851
                                                                             --------    --------
INVESTING ACTIVITIES:
      Additions to property, plant and equipment                               (3,912)     (5,923)
      Other                                                                       191         450
                                                                             --------    --------
      Net cash used in investing activities                                    (3,721)     (5,473)
                                                                             --------    --------
FINANCING ACTIVITIES:
      Borrowings (repayments) under revolving lines of credit, net             (1,313)      3,153
      Repayment of long-term debt                                              (5,366)     (4,240)
      Borrowings of long-term debt                                             18,942         964
      Payments of deferred financing costs                                     (1,349)          -
                                                                             --------    --------
      Net cash provided by (used in) financing activities                      10,914        (123)
                                                                             --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:                     (31)        (44)
                                                                             --------    --------
CASH AND CASH EQUIVALENTS:
      Net increase (decrease)                                                  (1,082)        211
      Beginning of period                                                       2,701       3,239
                                                                             --------    --------
      End of period                                                          $  1,619    $  3,450
                                                                             ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
      Interest                                                               $ 16,914    $ 18,174
                                                                             --------    --------
      Income taxes (refunds), net                                            $    354    $   (433)
                                                                             ========    ========



The accompanying notes are an intergral part of these consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Telex Communications, Inc. ("Telex" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Telex Communications Group, Inc. ("Holdings"), a Delaware corporation and the corporate parent of the Company. The condensed consolidated balance sheets as of June 30, 2001 and December 31, 2000, the condensed consolidated statements of operations for the three months and six months ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by the Company without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these financial statements reflect all adjustments (which include normal recurring accruals) necessary to present fairly the financial position of Telex at June 30, 2001 and the results of its operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. Therefore, these statements should be read in conjunction with the more detailed information, risk factors and financial statements, including the related notes, included in the Form 10-K for the fiscal year ended December 31, 2000 filed by Telex with the SEC on April 16, 2001 (the "Form 10-K"). Unless otherwise defined herein, capitalized terms shall have the meaning set forth in the Form 10-K. The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.   Inventories consist of the following, in thousands:

                                                  June 30,         December 31,
                                                    2001               2000
                                                  --------         ------------
     Raw materials and parts                      $ 24,801           $ 27,488
     Work in process                                 8,881             11,004
     Finished products                              23,128             21,365
                                                  --------           --------
                                                  $ 56,810           $ 59,857
                                                  ========           ========


3. The Company recorded an income tax provision of $0.6 million and $1.1 million on pre-tax losses of $7.1 million and $16.3 million for the three months and six months ended June 30, 2001, respectively. The income tax provision for the six months ended June 30, 2001 is comprised of a U.S. Federal income tax benefit of $7.3 million, offset by a tax valuation allowance adjustment of $7.3 million, and an income tax provision of $1.1 million attributed to income of certain foreign subsidiaries.

     The Company has a deferred tax asset of $44.0 million offset, due to the uncertainty of the realization of future tax benefits, by a tax valuation allowance of $44.0 million at June 30, 2001. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

4. Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net loss represents net loss adjusted for foreign currency translation adjustments. Comprehensive net loss was $7.9 million and $19.6 million for the three months and six months ended June 30, 2001, respectively. Comprehensive net loss was $9.2 million and $6.3 million for the three months and six months ended June 30, 2000.



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

     The following tables provide information by business segment (in thousands):

                                               Three months ended       Six months ended
                                              --------------------    --------------------
                                              June 30,    June 30,    June 30,    June 30,
                                                2001        2000        2001        2000
                                              --------    --------    --------    --------
     Net sales
       Professional Sound and Entertainment   $ 53,485    $ 56,621    $ 99,864    $108,873
       Multimedia/Audio Communications          22,642      28,657      48,580      59,704
                                              --------    --------    --------    --------
              Consolidated                    $ 76,127    $ 85,278    $148,444    $168,577
                                              ========    ========    ========    ========
     Operating profit (loss)
       Professional Sound and Entertainment   $  1,152    $  4,313    $  1,185    $  8,783
       Multimedia/Audio Communications           3,072       5,169       6,253       9,472
       Corporate                                (1,505)    (12,216)     (4,758)    (13,914)
                                              --------    --------    --------    --------
              Consolidated                    $  2,719    $ (2,734)   $  2,680    $  4,341
                                              ========    ========    ========    ========
     Depreciation expense
       Professional Sound and Entertainment   $  1,464    $  1,423    $  3,406    $  2,772
       Multimedia/Audio Communications             208         226         580         443
       Corporate                                   379         836       1,598       1,666
                                              --------    --------    --------    --------
              Consolidated                    $  2,051    $  2,485    $  5,584    $  4,881
                                              ========    ========    ========    ========
     Capital expenditures
       Professional Sound and Entertainment   $  1,097    $  2,847    $  2,902    $  4,518
       Multimedia/Audio Communications             171         402         354         700
       Corporate                                   203         212         656         705
                                              --------    --------    --------    --------
              Consolidated                    $  1,471    $  3,461    $  3,912    $  5,923
                                              ========    ========    ========    ========
     Total assets
       Professional Sound and Entertainment                           $109,383    $122,550
       Multimedia/Audio Communications                                  38,104      48,258
       Corporate                                                        75,258      90,815
                                                                      --------    --------
              Consolidated                                            $222,745    $261,623
                                                                      ========    ========


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

     The Company's net sales into each of its principal geographic regions were as follows (in thousands):

                                               Three months ended       Six months ended
                                              --------------------    --------------------
                                              June 30,    June 30,    June 30,    June 30,
                                                2001        2000        2001        2000
                                              --------    --------    --------    --------
     United States                            $ 45,520    $ 51,891    $ 88,318    $100,515
     Germany                                     5,625       7,108      11,399      13,903
     Japan                                       3,588       4,682       7,316       9,417
     United Kingdom                              3,198       2,318       6,163       4,401
     Other foreign countries                    18,196      19,279      35,248      40,341
                                              --------    --------    --------    --------
                                              $ 76,127    $ 85,278    $148,444    $168,577
                                              ========    ========    ========    ========

     It is not practical for the Company to disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.

     Long-lived assets of the Company's U.S. and International operations were as follows (in thousands):

                                             June 30, 2001    December 31, 2000
                                             -------------    -----------------

     United States                              $ 94,581          $ 97,590
     International                                 9,367             9,374
                                                --------          --------
     Consolidated                               $103,948          $106,964
                                                ========          ========



6. During the three months ended June 30, 2001, the Company recorded pre-tax restructuring charges of $0.9 million attributable to a reduction of 110 employees in its workforce in the United States and Canada. As of June 30, 2001 105 employees had been terminated.

     During the three months ended June 30, 2000, the Company recorded pre-tax restructuring charges of $9.7 million (reduced by $0.9 million in the three months ended December 31, 2000) attributable to the consolidation of certain of its United States manufacturing, engineering, distribution, marketing, service and administrative operations to reduce costs, to better utilize available manufacturing and operating capacity and to enhance competitiveness. The consolidation will result in a reduction of approximately 500 employees, primarily in manufacturing and distribution, with 497 employees terminated as of June 30, 2001. The Company has substantially completed restructuring of these operations at June 30, 2001. The sale and disposal of the owned facilities is expected to be completed by early 2002.

     The following table summarizes the activity associated with these restructuring charges for the six months ended June 30, 2001, in thousands:

                                      Balance at      Charged to                       Balance at
                                   January 1, 2001      Income      Cash Payments    June 30, 2001
                                   ---------------    ----------    -------------    -------------

     Severance costs                   $ 1,425          $  915         $ 1,627           $  713
     Other restructuring costs             395               -             395                -
                                       -------          ------         -------           ------
                                       $ 1,820          $  915         $ 2,022           $  713
                                       =======          ======         =======           ======



7. In April 2001 the Company issued additional indebtedness in the principal amount of $20.0 million (of which $9.8 million was purchased by TCI Investments LLC, a related party) to increase its liquidity. The net proceeds to the Company, after payment of commitment fees, were $18.8 million. The additional indebtedness is junior to the Senior Secured Credit Facility but senior to the Senior Subordinated Notes and bears an interest rate of 18% per annum, increasing by 75 basis points each quarter until the applicable interest rate is 25%. Interest compounds quarterly and is payable at maturity on April 11, 2004. Interest expense on the additional indebtedness is being accrued over the term of the note at an effective interest rate of 27.3% as a result of the escalation of the interest rate, amortization of the discount and amortization of expenses incurred to issue the debt.

     Long-term debt consists of the following, in thousands:

                                                                                        June 30,    December 31,
                                                                                          2001          2000
                                                                                        --------    ------------


Senior Subordinated Notes, due May 1, 2007, bearing interest of 10.5% payable
   semiannually, unsecured.                                                             $ 125,000     $125,000
Senior Subordinated Notes, due March 15, 2007, bearing interest of 11% payable
   semiannually, unsecured.                                                               100,000      100,000
Senior Secured Credit Facility (Term Loan Facility):
   Term Loan A, due in quarterly installments through October 31, 2002, bearing interest at LIBOR plus 4% payable monthly, secured by
     substantially all assets of the Company.                                              21,305       26,000
   Term Loan B, due in quarterly installments through October 31, 2002, bearing interest at LIBOR plus 4% payable monthly, secured by
     substantially all assets of the Company.                                              59,977       60,646
Senior Secured Notes, with step-up (18% to 25%), pay-in-kind interest,
   (effective interest rate of 27.3% over the life of the note), due April 2004, secured by substantially all assets of the Company
   (net of unamortized discount of $1,115)                                                 18,885            -
Interest-free loan, discounted at an effective interest rate of 10.5%, due in monthly installments beginning April 2002 through March 2010, secured by
   Morrilton, Arkansas, building (net of unamortized discount of $629 and $684)             1,071        1,016
                                                                                        ---------     --------
                                                                                          326,238      312,662
Less - current portion                                                                    (31,370)     (33,476)
                                                                                        ---------     --------
              Total Long-Term Debt                                                      $ 294,868     $279,186
                                                                                        =========     ========




8. The Company has incurred substantial indebtedness in connection with a series of leveraged transactions. As a result, debt service obligations represent significant liquidity requirements for the Company. The ability of the Company to pay $31.4 million on the Term Loan Facility by December 31, 2001 and generate sufficient cash to meet its liquidity needs will depend upon the sale of certain businesses and assets of the Company and improvements in its operations. The Company intends to improve operations and liquidate certain assets in 2001, in part to meet the liquidity needs of the debt service and to satisfy the requirements of the debt covenants. The Company's operating plan includes strategies to significantly improve operating results by reducing purchased material costs through more effective supply-chain management, increasing selling prices on selected products, managing other operating costs, reducing inventory, improving accounts receivable collections and introducing several new products. While the Company believes that the above-described planned cash flow enhancements from operations, the additional debt and the expected sale of businesses and assets will be adequate to meet its debt service requirements, capital expenditure needs and working capital requirements, no assurance can be given in this regard. Further, no assurance can be given that the Company will be able to sell, at terms acceptable to management, certain businesses and assets to generate liquidity. Additionally, the Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. If the Company is not able to generate sufficient cash to meet its obligations, it may be forced to pursue other options such as restructuring of its debt or the sale of all or a significant portion of its assets.

9.   In July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS
     142) was issued by the Financial Accounting Standards Board. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company will perform an impairment analysis of its goodwill in 2002 and annually thereafter. The Company is assessing the SFAS 142 and has not yet made a determination of the impact the adoption will have on the Company's financial position and results of operations.

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

The Company maintains assets and/or operations in a number of foreign jurisdictions, the most significant of which are Germany, the United Kingdom, Japan, Singapore, and Hong Kong. In addition, the Company conducts business in local currency in many countries, the most significant of which are Germany, the United Kingdom, Japan, Singapore, Hong Kong, Australia and France. Exposure to U.S. dollar/German mark and U.S. dollar/British pound exchange rate volatility is mitigated to some extent by the Company's ability to source its production needs with existing manufacturing capacity in Germany and the United Kingdom, and the exposure to the U.S. dollar/Japanese yen exchange rate volatility is to some extent mitigated by sourcing products denominated in yen from Japan or through contractual provisions in sales agreements with certain customers. Nevertheless, the Company has a direct and continuing exposure to both positive and negative foreign currency movements.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's condensed consolidated statements of operations, in thousands:

                                                         Three months ended                  Six months ended
                                                   ------------------------------    ------------------------------
                                                   June 30,    June 30,       %      June 30,    June 30,       %
                                                     2001        2000      Change      2001        2000      Change
                                                   --------    --------    ------    --------    --------    ------
Net sales:
     Professional Sound and Entertainment          $ 53,485    $ 56,621      -5.5%   $ 99,864    $108,873      -8.3%
     Multimedia/Audio Communications                 22,642      28,657     -21.0%     48,580      59,704     -18.6%
                                                   --------    --------    ------    --------    --------    ------
     Total net sales                                 76,127      85,278     -10.7%    148,444     168,577     -11.9%
                                                   --------    --------    ------    --------    --------    ------
Gross profit:
     Professional Sound and Entertainment            20,363      22,129                37,630      43,237
         % of sales                                    38.1%       39.1%                 37.7%       39.7%
     Multimedia/Audio Communications                  9,272      11,526                19,130      22,513
         % of sales                                    41.0%       40.2%                 39.4%       37.7%
                                                   --------    --------              --------    --------
     Total gross profit                              29,635      33,655                56,760      65,750
         % of sales                                    38.9%       39.5%                 38.2%       39.0%
                                                   --------    --------              --------    --------
Operating profit (loss)                            $  2,719    $ (2,734)             $  2,680    $  4,341
                                                   ========    ========              ========    ========
Net loss                                           $ (7,679)   $ (8,515)             $(17,433)   $ (4,539)
                                                   ========    ========              ========    ========



THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

Net sales. The Company's net sales decreased $9.2 million, or 10.7%, from $85.3 million for the three months ended June 30, 2000 to $76.1 million for the three months ended June 30, 2001. Net sales decreased $20.1 million, or 11.9%, from $168.5 million for the six months ended June 30, 2000 to $148.4 million for the six months ended June 30, 2001. Sales in both the Professional Sound and Entertainment segment and the Multimedia/Audio Communications segment declined and are attributed to the slowdown in the economy which started in the fourth quarter of 2000 and continued into the first half of 2001, the stronger U.S. dollar against foreign currencies, which reduced current year's translated sales by approximately $4.1 million, and several discontinued products that added net sales of $2.1 million in the prior-year six-month period. The Company's net sales, excluding the impact of discontinued products and the stronger U.S. dollar, decreased approximately 8% for the three months and six months ended June 30, 2001, respectively.

Net sales in the Company's Professional Sound and Entertainment segment decreased $3.1 million, or 5.5%, from $56.6 million for the three months ended June 30, 2000 to $53.5 million for the three months ended June 30, 2001. Net sales decreased $9.0 million, or 8.3%, from $108.9 million for the six months ended June 30, 2000 to $99.9 million for the six months ended June 30, 2001. Net sales, excluding sales of discontinued products in both periods, decreased approximately 6% and 8% for the three months and six months ended June 30, 2001, respectively. The decline is attributed primarily to lower speaker sales as a result of the continued global slowdown of the economy in 2001.

Net sales in the Company's Multimedia/Audio Communications segment decreased $6.1 million, or 21.0%, from $28.7 million for the three months ended June 30, 2000 to $22.6 million for the three months ended June 30, 2001. Net sales decreased $11.1 million, or 18.6%, from $59.7 million for the six months ended June 30, 2000 to $48.6 million for the six months ended June 30, 2001. Net sales, excluding sales of discontinued products in both years, decreased approximately 20% and 16% for the three months and six months ended June 30, 2001, respectively. The decline in year-to-date net sales is attributed primarily to lower sales of products to the computer industry, in large part due to slowdown of the economy, and to lower hearing instrument sales.

Gross profit. The Company's gross profit decreased $4.0 million, or 11.9%, from $33.6 million for the three months ended June 30, 2000 to $29.6 million for the three months ended June 30, 2001. Gross profit decreased $9.0 million, or 13.7%, from $65.8 million for the six months ended June 30, 2000 to $56.8 million for the six months ended June 30, 2001. As a percentage of sales, the gross margin rate decreased to 38.9% for the three months ended June 30, 2001 compared to 39.5% for the three months ended June 30, 2000, and decreased to 38.2% for the six months ended June 30, 2001 from 39.0% for the six months ended June 30, 2000. The decrease in the gross margin rate for the three months and six months ended June 30, 2001 is attributed primarily to lower sales volume, and manufacturing inefficiencies attributed to the startup of a new manufacturing plant and to the shutdown of certain existing manufacturing facilities.

The gross margin rate for the Professional Sound and Entertainment segment declined from 39.1% to 38.1% for the three months ended June 30, 2001. The gross margin rate decreased from 39.7% to 37.7% for the six months ended June 30, 2001. The decline is attributed primarily to manufacturing inefficiencies attributed to the startup of a new manufacturing facility and shutdown of certain existing manufacturing facilities.

The gross margin rate for the Multimedia/Audio Communications segment increased from 40.2% to 41.0% for the three months ended June 30, 2001, and increased from 37.7% to 39.4% for the six months ended June 30, 2001. The increase is attributed primarily to increased sales of high-margin products.

Engineering. The Company's engineering expenses decreased $0.3 million, or 7.6%, from $3.6 million for the three months ended June 30, 2000 to $3.3 million for the three months ended June 30, 2001. Engineering expenses for the six months ended June 30, 2001 decreased slightly to $6.8 million from $7.0 million for the six months ended June 30, 2000.

Selling, general and administrative. The Company's selling, general and administrative expenses decreased $0.4 million, or 1.8%, from $22.2 million for the three months ended June 30, 2000 to $21.8 million for the three months ended June 30, 2001. Selling, general and administrative expenses increased $1.7 million, or 4.0% from $42.8 million for the six months ended June 30, 2000 to $44.5 million for the six months ended June 30, 2001. The increase is attributed mainly to increased spending for advertising and promotion, to rent associated with the new corporate headquarters and to professional fees and other costs incurred in connection with the Company's amendments to existing debt agreements and with raising additional debt.

Corporate charges. Corporate charges of $0.4 million for the three months ended June 30, 2001 and 2000, and $0.9 million for the six months ended June 30, 2001 and 2000, respectively, represent fees accrued for consulting and management services provided by Greenwich Street Capital Partners, L.P. ("GSCP") under a management and services agreement.

Restructuring charges. For the three months ended June 30, 2001 the Company recorded pre-tax restructuring charges of $0.9 million, primarily severance costs, attributable to a reduction of 110 employees in its workforce in the United States and Canada. As of June 30, 2001 105 employees had been terminated.

For the three months ended June 30, 2000 the Company recorded pre-tax restructuring charges of $9.7 million (reduced by $0.9 million for the three months ended December 31, 2000) attributable to consolidation of certain of its United States manufacturing, engineering, marketing, service and administrative operations to reduce costs and to increase operating efficiencies. Included in the restructuring charges are $4.9 million of expected cash expenditures, primarily related to severance pay, and $4.8 million of non-cash charges, primarily related to discontinued product lines.

As of June 30, 2001, approximately $0.7 million of severance costs remained to be paid substantially over the next four months (see note 6 to the financial statements).

Other income. The Company's other income of $0.3 million for the three months ended June 30, 2001 is principally from foreign currency gains. Other income for the three months ended June 30, 2000 includes income of $2.1 million from an insurance settlement related to a lawsuit filed by the Company's former CEO. For the six months ended June 30, 2001, other income includes one-time proceeds related to settlement of a patent infringement claim and foreign currency gains. The Company's other income for the six months ended June 30, 2000 includes $6.5 million of royalty income attributed to the restructuring of a license agreement to provide for a one-time, up-front fee in lieu of future royalties and to $1.0 million for the sale of a trademark, offset by $0.2 million of applicable expenses as well as income from the insurance settlement.

Interest expense. The Company's net interest expense increased from $8.2 million for the three months ended June 30, 2000 to $10.1 million for the three months ended June 30, 2001. The net interest expense for the three months ended June 30, 2000 includes interest income of $1.4 million associated with an arbitration ruling. The quarterly interest expense, excluding the interest income, increased as a result of higher average outstanding indebtedness offset by lower interest rates associated with the Company's Senior Secured Credit Facility. Net interest expense for the six months ended June 30, 2001 increased from $17.7 million to $19.5 million. Interest expense for the six months ended June 30, 2001 increased by $0.4 million as a result of higher average outstanding indebtedness offset by lower interest rates associated with the Company's Senior Secured Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had cash and cash equivalents of $1.6 million compared to $2.7 million at December 31, 2000. The Company's principal source of funds in the six months ended June 30, 2001 consisted of a net of $10.9 million of cash generated from financing activities. Net cash used in operating activities was $8.2 million and net cash used in investing activities was $3.7 million.

The Company's investing activities consisted mainly of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes and improve efficiency. Capital expenditures totaled $3.9 million for the six months ended June 30, 2001 compared to $5.9 million for the six months ended June 30, 2000. The Company's ability to make capital expenditures is subject to certain restrictions under its Senior Secured Credit Facility.

The Company's accounts receivable of $54.5 million increased $9.0 million from $46.5 million at December 31, 2000. The increase is primarily a result of an increase in sales for the three months ended June 30, 2001 compared to the three months ended December 31, 2000, and to a slight increase in the Company's days sales outstanding. The Company expects to improve its collection experience in the second half of 2001.

The Company's inventories of $56.8 million decreased $3.1 million from $59.9 million at December 31, 2000. The Company expects the inventories to continue to decline during the year as management continues to implement strategies to reduce inventory levels.

The Company's consolidated indebtedness increased $11.9 million from $340.2 million at December 31, 2000 to $352.1 million at June 30, 2001. In April 2001 the Company issued additional indebtedness in the principal amount of $20.0 million (of which $9.8 million was purchased by TCI Investments LLC, a related party) to increase its liquidity. The net proceeds to the Company, after payment of commitment fees, were $18.8 million. The Company used the proceeds to pay interest due on its Senior Subordinated Notes and for general corporate and operating expenses. The additional indebtedness is junior to the Senior Secured Credit Facility but senior to the Senior Subordinated Notes and bears an interest rate of 18% per annum, increasing by 75 basis points each quarter until the applicable interest rate is 25%. Offsetting the additional indebtedness were required payments the Company made, totaling $5.4 million, under the Company's Term Loan Facility.

The Company's current credit facilities include the Senior Secured Credit Facility consisting of the Term Loan Facility of $81.3 million, the Revolving Credit Facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines, subject to certain limitations, of $6.8 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

As of June 30, 2001, $31.4 million of the Company's $81.3 million Term Loan Facility is payable in the next 12 months. In addition, the Company had $22.6 million outstanding under the Revolving Credit Facility and $3.3 million outstanding under the foreign working capital lines. Net availability at June 30, 2001 under the Revolving Credit Facility, computed by deducting $0.7 million of open letters of credit and applying applicable borrowing limitations, was $1.7 million. Net availability at June 30, 2001 under foreign working lines was $3.3 million. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by the Company; therefore, the Company's financial condition is and will continue to be affected by changes in the prevailing interest rates. The effective interest rate under these credit facilities in the six months ended June 30, 2001 was 8.8%.

Pursuant to the Term Loan Facility, the Company is required to make principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($21.3 million outstanding at June 30, 2001), of $10.4 million in the remainder of 2001 and $10.9 million in 2002 and (ii) the $65.0 million Tranche B Term Loan Facility ($60.0 million outstanding at June 30, 2001), of $16.1 million in the remainder of 2001 and $43.9 million in 2002. In addition, under the terms of the Senior Secured Credit Facility, the Company is required to make mandatory prepayments with (i) certain asset sale proceeds, (ii) any additional indebtedness and equity proceeds (with certain exceptions) and (iii) with 75% of the excess cash flow of the Company and its subsidiaries for each fiscal year commencing on April 1, 1997. In 2001 the Company made a payment of approximately $0.6 million under the excess cash flow requirements of the Senior Secured Credit Facility.

The Company relies mainly on internally generated funds, and, to the extent necessary, borrowings under the Revolving Credit Facility and foreign working capital lines to meet its liquidity needs. The Company's liquidity needs arise primarily from debt service, working capital needs and capital expenditure requirements.

The Company has incurred substantial indebtedness in connection with a series of leveraged transactions. As a result, debt service obligations represent significant liquidity requirements for the Company. The ability of the Company to pay $26.5 million on the Term Loan Facility by December 31, 2001 and generate sufficient cash to meet its liquidity needs will depend upon the sale of certain businesses and assets of the Company and improvements in its operations. The Company intends to improve operations and liquidate certain assets in 2001, in part to meet the liquidity needs of the debt service and to satisfy the requirements of the debt covenants. The Company's operating plan includes strategies to significantly improve operating results by reducing purchased material costs through more effective supply-chain management, increasing selling prices on selected products, managing other operating costs, reducing inventory, improving accounts receivable collections, and introducing several new products. While the Company believes that the above-described planned cash flow enhancements from operations, the additional indebtedness, and the expected sale of businesses and assets will be adequate to meet its debt service requirements, capital expenditure needs and working capital requirements, no assurance can be given in this regard. Further, no assurance can be given that the Company will be able to sell, at terms acceptable to management, certain businesses and assets to generate liquidity. Additionally, the Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. If the Company is not able to generate sufficient cash to meet its obligations, it may be forced to pursue other options such as a restructuring of its debt or the sale of all or a significant portion of its assets.

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

EXCHANGE RATE SENSITIVITY ANALYSIS

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During the three months ended June 30, 2001, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in the consolidated statement of operations.

At June 30, 2001, the Company had outstanding foreign forward exchange contracts with a notional amount of $5.3 million and a weighted remaining maturity of 93 days.

At June 30, 2001, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $0.5 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At June 30, 2001, the Company had fixed rate debt of $225.0 million, step-up, pay-in-kind interest debt of $18.9 million (redemption value of $20.8 million at June 30, 2001), and an interest-free loan of $1.1 million. Holding all other variables constant (such as foreign exchange rates and debt levels), a one-percentage point decrease in interest rates would increase the unrealized fair market value of these debts by approximately $10.3 million.

At June 30, 2001, the Company had floating rate debt of $107.1 million. The earnings and cash flow impact for the next twelve months resulting from a one-percentage point increase in interest rates on this debt would be approximately $1.1 million, holding all other variables constant.

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

ITEMS 3 - 5.   NOT APPLICABLE

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  4.1 (b) First Supplemental Indenture, dated as of April 11, 2001, to the EVI Indenture (incorporated by reference to Exhibit 4.1(b) to the Company's Report on Form 8-K dated April 12, 2001, filed with the Commission on April 12, 2001, File No. 333-27341, ("April 2001 8-K")).

  4.2 (d) Third Supplemental Indenture, dated as of April 11, 2001, to the Telex Indenture (incorporated by reference to Exhibit 4.2(d) to the April 2001 8-K).

  4.3 (e) Waiver, Amendment No. 4, Agreement and Consent, dated as of April 11, 2001, to the Credit Agreement, among the Company, the Lenders, Morgan, as Documentation Agent, and Chase, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 4.3(h) to the April 2001 8-K).

  4.3 (i) Intercreditor Agreement, dated as of April 11, 2001, among the Company, the Senior Lenders, Morgan, as Documentation Agent, and Chase, as Senior Agent and TCI Investments LLC and GoldenTree High Yield Opportunities I, L.P., each as Co-Agent and the other Purchasers (incorporated by reference to Exhibit 4.3(i) to the April 2001 8-K).

  4.3 (j) Amendment No. 1, dated as of April 11, 2001, to the Guarantee and Collateral Agreement, among the Company, Holdings and Telex Communications International, Ltd. and other granting parties, The Chase Manhattan Bank as administrative agent, the Lenders and Morgan Stanley Senior Funding, Inc., as documentation agent (incorporated by reference to Exhibit 4.3(j) to the Company's Report on Form 10-Q, dated May 14, 2001, filed with the Commission on May 14, 2001, File No. 333-27341, ("March 2001 10-Q")).

  4.3 (k) Amendment No. 1, dated as of April 11, 2001, to the Patent and Trademark Security Agreement, among the Company, The Chase Manhattan Bank as administrative agent, the Lenders and Morgan Stanley Senior Funding, Inc., as documentation agent (incorporated by reference to Exhibit 4.3(k) to the March 2001 10-Q).

 4.4(a) Note Purchase Agreement, dated as of April 11, 2001, among the Company, TCI Investments LLC and GoldenTree High Yield Opportunities I, L.P., each as Co-Agent and the other Purchasers (incorporated by reference to Exhibit 4.4(a) to the April 2001 8-K).

 4.4(b) Guarantee and Collateral Agreement, dated as of April 11, 2001, made by the Company, Holdings and Telex Communications International, Ltd. (the "Grantors"), in favor of TCI Investments LLC and GoldenTree High Yield Opportunities I, L.P., each as Co-Agents and the other Purchasers (incorporated by reference to Exhibit 4.3(l) to the March 2001 10-Q).

 4.4(c) Patent and Trademark Security Agreement, dated as of April 11, 2001, made by the Grantors, in favor of TCI Investments LLC and GoldenTree High Yield Opportunities I, L.P., as Co-Agents for the Purchasers (incorporated by reference to Exhibit 4.3(m) to the March 2001 10-Q).

(b)  Reports on Form 8-K

     A Report on Form 8-K, dated April 12, 2001, reporting under Items 5 and 7, was filed on April 12, 2001.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   TELEX COMMUNICATIONS, INC.


Dated:   August 10, 2001              By:  /s/ Ned C. Jackson
         -----------------------      ---------------------------------------
                                      Ned C. Jackson
                                      President and Chief Executive Officer


                                   TELEX COMMUNICATIONS, INC.


Dated:   August 10, 2001              By:  /s/ Richard J. Pearson
         -----------------------      ---------------------------------------
                                      Richard J. Pearson
                                      Vice President and Chief Financial Officer

                           TELEX COMMUNICATIONS, INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT

  4.1(b) First Supplemental Indenture, dated as of April 11, 2001, to the EVI Indenture (incorporated by reference to Exhibit 4.1(b) to the Company's Report on Form 8-K dated April 12, 2001, filed with the Commission on April 12, 2001, File No. 333-27341, ("April 2001 8-K")).

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

  4.3(i) Intercreditor Agreement, dated as of April 11, 2001, among the Company, the Senior Lenders, Morgan, as Documentation Agent, and Chase, as Senior Agent and TCI Investments LLC and GoldenTree High Yield Opportunities I, L.P., each as Co-Agent and the other Purchasers (incorporated by reference to Exhibit 4.3(i) to the April 2001 8-K).

  4.3(j) Amendment No. 1, dated as of April 11, 2001, to the Guarantee and Collateral Agreement, among the Company, Holdings and Telex Communications International, Ltd. and other granting parties, The Chase Manhattan Bank as administrative agent, the Lenders and Morgan Stanley Senior Funding, Inc., as documentation agent (incorporated by reference to Exhibit 4.3(j) to the Company's Report on Form 10-Q, dated May 14, 2001, filed with the Commission on May 14, 2001, File No. 333-27341, ("March 2001 10-Q")).

  4.3(k) Amendment No. 1, dated as of April 11, 2001, to the Patent and Trademark Security Agreement, among the Company, The Chase Manhattan Bank as administrative agent, the Lenders and Morgan Stanley Senior Funding, Inc., as documentation agent (incorporated by reference to Exhibit 4.3(k) to the March 2001 10-Q).

  4.4(a) Note Purchase Agreement, dated as of April 11, 2001, among the Company, TCI Investments LLC and GoldenTree High Yield Opportunities I, L.P., each as Co-Agent and the other Purchasers (incorporated by reference to Exhibit 4.4(a) to the April 2001 8-K).

  4.4(b) Guarantee and Collateral Agreement, dated as of April 11, 2001, made by the Company, Holdings and the Telex Communications International, Ltd. (the "Grantors"), in favor of TCI Investments LLC and GoldenTree High Yield Opportunities I, L.P., each as Co-Agents and the other Purchasers (incorporated by reference to Exhibit 4.3(l) to the March 2001 10-Q).

  4.4(c) Patent and Trademark Security Agreement, dated as of April 11, 2001, made by the Grantors, in favor of TCI Investments LLC and GoldenTree High Yield Opportunities I, L.P., as Co-Agents for the Purchasers (incorporated by reference to Exhibit 4.3(m) to the March 2001 10-Q).