Form 10-Q
period 2001-09-30
TELEX COMMUNICATIONS INC
filed 2001-11-30
CIK 857668

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

For the quarterly period ended September 30, 2001       Commission File No. 333-27341

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

AS OF OCTOBER 31, 2001 THERE WERE 110 SHARES OF TELEX COMMUNICATIONS, INC., $0.01 PAR VALUE, OUTSTANDING.

                        THIS DOCUMENT CONTAINS 27 PAGES.

================================================================================

                        PART I. --- FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                              Page(s)
Included herein is the following unaudited financial information:
Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000                         3
Condensed Consolidated Statements of Operations for the three and nine month periods ended
  September 30, 2001 and 2000                                                                                4
Condensed Consolidated Statements of Cash Flows for the nine month periods ended
  September 30, 2001 and 2000                                                                                5
Notes to Consolidated Financial Statements                                                                   6-14
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               15-21
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          22


                         PART II. --- OTHER INFORMATION

                                                                                                           Page(s)
Item 2.  Changes in Securities and Use of Proceeds                                                           23-24
Item 3.  Defaults Upon Senior Securities                                                                     25
Item 6.  Exhibits and Reports on Form 8-K                                                                    25-26
Signatures                                                                                                   27

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                           2001             2000
                                                                                         ---------       ---------
                                                             ASSETS
Current assets:
      Cash and cash equivalents                                                          $   4,319       $   2,701
      Accounts receivable, net                                                              51,863          46,522
      Inventories                                                                           51,445          59,857
      Other current assets                                                                   5,599           7,686
                                                                                         ---------       ---------
           Total current assets                                                            113,226         116,766

Property, plant and equipment, net                                                          38,509          40,870
Deferred financing costs, net                                                                7,685           8,438
Intangible and other assets, net                                                            55,622          57,656
                                                                                         ---------       ---------
                                                                                         $ 215,042       $ 223,730
                                                                                         =========       =========


                                              LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
      Revolving lines of credit                                                          $  30,195       $  27,539
      Current maturities of long-term debt                                                  31,319          33,476
      Accounts payable                                                                      16,288          13,100
      Accrued wages and benefits                                                             7,618           7,323
      Accrued interest                                                                      12,054           5,769
      Other accrued liabilities                                                             14,008          12,686
      Income taxes payable                                                                   7,871           9,425
                                                                                         ---------       ---------
           Total current liabilities                                                       119,353         109,318

Long-term debt                                                                             293,468         279,186
Other long-term liabilities                                                                 10,835          10,655
                                                                                         ---------       ---------
           Total liabilities                                                               423,656         399,159
                                                                                         ---------       ---------

Shareholder's deficit:
      Common stock and capital in excess of par                                              3,147           3,147
      Accumulated other comprehensive loss                                                  (6,971)         (6,508)
      Accumulated deficit                                                                 (204,790)       (172,068)
                                                                                         ---------       ---------
           Total shareholder's deficit                                                    (208,614)       (175,429)
                                                                                         ---------       ---------
                                                                                         $ 215,042       $ 223,730
                                                                                         =========       =========

             The accompanying notes are an intergral part of these
                       consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          ------------------------------     ------------------------------
                                                          SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                              2001              2000              2001              2000
                                                          ------------     -------------     -------------    -------------
Net sales                                                  $  72,595         $  85,949         $ 221,039         $ 254,526
Cost of sales                                                 51,538            53,674           143,222           156,501
                                                           ---------         ---------         ---------         ---------
                  Gross profit                                21,057            32,275            77,817            98,025
                                                           ---------         ---------         ---------         ---------
Operating expenses:
     Engineering                                               2,982             3,489             9,779            10,522
     Selling, general and administrative                      21,405            21,907            65,908            64,692
     Corporate charges                                           429               429             1,287             1,287
     Amortization of goodwill and other intangibles              500               514             1,507             1,544
     Restructuring charges                                        --                --               915             9,703
                                                           ---------         ---------         ---------         ---------
                                                              25,316            26,339            79,396            87,748
                                                           ---------         ---------         ---------         ---------
                  Operating profit (loss)                     (4,259)            5,936            (1,579)           10,277
Interest expense, net                                         10,131             9,659            29,624            27,348
Other expense (income)                                           124              (143)             (392)          (10,333)
                                                           ---------         ---------         ---------         ---------
Loss before income taxes                                     (14,514)           (3,580)          (30,811)           (6,738)
Provision for income taxes                                       775               699             1,911             2,080
                                                           ---------         ---------         ---------         ---------
                  Net loss                                 $ (15,289)        $  (4,279)        $ (32,722)        $  (8,818)
                                                           =========         =========         =========         =========

             The accompanying notes are an intergral part of these
                       consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                       ------------------------------
                                                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                                                           2001             2000
                                                                                       -------------    -------------
OPERATING ACTIVITIES:
      Net loss                                                                           $(32,722)        $ (8,818)
      Adjustments to reconcile net loss to cash flows from operations:
           Depreciation and amortization                                                    8,941            9,268
           Loss (gain) on sale of facilities, product lines and intangible assets             181           (1,140)
           Amortization of finance charges and pay-in-kind interest charge                  4,112            1,519
           Restructuring charges                                                              915            9,703
           Change in operating assets and liabilities                                       9,286           (3,891)
           Change in long-term liabilities                                                    223              922
           Other, net                                                                       3,831              247
                                                                                         --------         --------
      Net cash (used in) provided by  operating activities                                 (5,233)           7,810
                                                                                         --------         --------

INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                           (4,959)          (8,771)
      Proceeds from sale of facilities, product lines and intangible assets                    79            2,699
      Distributions from (investment in) joint venture                                        166             (550)
                                                                                         --------         --------
      Net cash used in investing activities                                                (4,714)          (6,622)
                                                                                         --------         --------

FINANCING ACTIVITIES:
      Borrowings under revolving lines of credit, net                                       2,826            4,992
      Repayment of long-term debt                                                          (8,705)          (6,610)
      Borrowings of long-term debt                                                         18,800              939
      Payments of deferred financing costs                                                 (1,344)              --
                                                                                         --------         --------
      Net cash provided by (used in) financing activities                                  11,577             (679)
                                                                                         --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:                                 (12)            (139)
                                                                                         --------         --------

CASH AND CASH EQUIVALENTS:
      Net increase                                                                          1,618              370
      Beginning of period                                                                   2,701            3,239
                                                                                         --------         --------
      End of period                                                                      $  4,319         $  3,609
                                                                                         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
      Interest                                                                           $ 19,227         $ 26,780
                                                                                         ========         ========
      Income taxes (refunds), net                                                        $  3,160         $   (445)
                                                                                         ========         ========

              The accompanying notes are an intergral part of these
                       consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. Telex Communications, Inc. ("Telex" or the "Company"), a Delaware corporation, is a wholly owned subsidiary of Telex Communications Group, Inc. ("Holdings"), a Delaware corporation and the corporate parent of the Company. The condensed consolidated balance sheets as of September 30, 2001 and December 31, 2000, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by the Company without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these financial statements reflect all adjustments (which include normal recurring accruals) necessary to present fairly the financial position of Telex at September 30, 2001 and the results of its operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. Therefore, these statements should be read in conjunction with the more detailed information, risk factors and financial statements, including the related notes, included in the Form 10-K for the fiscal year ended December 31, 2000 filed by Telex with the SEC on April 16, 2001 (the "Form 10-K"). Unless otherwise defined herein, capitalized terms shall have the meaning set forth in the Form 10-K. The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year.

2.   Inventories consist of the following, in thousands:

                                 September 30,   December 31,
                                      2001           2000
                                    -------        -------
     Raw materials and parts        $25,489        $27,488
     Work in process                  8,799         11,004
     Finished products               17,157         21,365
                                    -------        -------
                                    $51,445        $59,857
                                    =======        =======

3. The Company recorded an income tax provision of $0.8 million and $1.9 million on pre-tax losses of $14.5 million and $30.8 million for the three months and nine months ended September 30, 2001, respectively. The income tax provision for the nine months ended September 30, 2001 is comprised of a U.S. Federal income tax benefit of $9.2 million, offset by a tax valuation allowance adjustment of $9.2 million, and an income tax provision of $1.9 million attributed to income of certain foreign subsidiaries.

     The Company has a deferred tax asset of $44.5 million offset, due to the uncertainty of the realization of future tax benefits, by a tax valuation allowance of $44.5 million at September 30, 2001. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

     In addition, the debt restructuring, as described more fully in note 10, will create an extraordinary gain that will result in a significant reduction to the tax loss carryforward, thereby decreasing the Company's deferred tax asset and corresponding valuation allowance.

4. Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive

     Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net loss represents net loss adjusted for foreign currency translation adjustments. Comprehensive net loss was $13.6 million and $33.2 million for the three months and nine months ended September 30, 2001, respectively. Comprehensive net loss was $6.1 million and $12.5 million for the three months and nine months ended September 30, 2000, respectively.

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

     The following tables provide information by business segment (in thousands):

                                                  Three months ended                   Nine months ended
                                             ------------------------------     -------------------------------
                                             September 30,    September 30,     September 30,     September 30,
                                                 2001             2000              2001               2000
                                             -------------    -------------     -------------     -------------
Net sales
  Professional Sound and Entertainment        $  51,922         $  55,222         $ 151,786         $ 164,095
  Multimedia/Audio Communications                20,673            30,727            69,253            90,431
                                              ---------         ---------         ---------         ---------
         Consolidated                         $  72,595         $  85,949         $ 221,039         $ 254,526
                                              =========         =========         =========         =========

Operating profit (loss)
  Professional Sound and Entertainment        $  (1,625)        $   6,558         $    (440)        $  15,341
  Multimedia/Audio Communications                (1,002)            5,152             5,251            14,624
  Corporate                                      (1,632)           (5,774)           (6,390)          (19,688)
                                              ---------         ---------         ---------         ---------
         Consolidated                         $  (4,259)        $   5,936         $  (1,579)        $  10,277
                                              =========         =========         =========         =========

Depreciation expense
  Professional Sound and Entertainment        $     981         $   1,676         $   4,387         $   4,448
  Multimedia/Audio Communications                   215               268               795               711
  Corporate                                         654               899             2,252             2,565
                                              ---------         ---------         ---------         ---------
         Consolidated                         $   1,850         $   2,843         $   7,434         $   7,724
                                              =========         =========         =========         =========

Capital expenditures
  Professional Sound and Entertainment        $     853         $   1,078         $   3,755         $   5,596
  Multimedia/Audio Communications                    97               176               451               876
  Corporate                                          97             1,594               753             2,299
                                              ---------         ---------         ---------         ---------
         Consolidated                         $   1,047         $   2,848         $   4,959         $   8,771
                                              =========         =========         =========         =========

Total assets
  Professional Sound and Entertainment                                            $ 106,147         $ 117,038
  Multimedia/Audio Communications                                                    34,416            44,823
  Corporate                                                                          74,479            87,157
                                                                                  ---------         ---------
         Consolidated                                                             $ 215,042         $ 249,018
                                                                                  =========         =========


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

The Company's net sales into each of its principal geographic regions were as follows (in thousands):

                                 Three months ended                 Nine months ended
                            -----------------------------    -----------------------------
                            September 30,   September 30,    September 30,  September 30,
                                2001            2000             2001            2000
                            -------------    ------------    -------------  -------------
United States                  $ 42,498        $ 52,475        $130,816        $152,990
Germany                           5,890           6,540          17,289          20,443
Japan                             4,029           5,465          11,345          14,882
United Kingdom                    2,957           2,212           9,120           6,613
Other foreign countries          17,221          19,157          52,469          59,598
                               --------        --------        --------        --------
                               $ 72,595        $ 85,849        $221,039        $254,526
                               ========        ========        ========        ========

It is not practical for the Company to disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.

Long-lived assets of the Company's U.S. and International operations were as follows (in thousands):

                   September 30, 2001    December 31, 2000
                   ------------------    -----------------
United States            $ 92,113            $ 97,590
International               9,703               9,374
                         --------            --------
Consolidated             $101,816            $106,964
                         ========            ========


6. During the nine months ended September 30, 2001, the Company recorded pre-tax restructuring charges of $0.9 million attributable to a reduction of 110 employees in its workforce in the United States and Canada. As of September 30, 2001 all 110 employees had been terminated.

     During the nine months ended September 30, 2000, the Company recorded pre-tax restructuring charges of $9.7 million (reduced by $0.9 million in the three months ended December 31, 2000) attributable to the consolidation of certain of its United States manufacturing, engineering, distribution, marketing, service and administrative operations to reduce costs, to better utilize available manufacturing and operating capacity and to enhance competitiveness. The consolidation will result in a reduction of approximately 500 employees, primarily in manufacturing and distribution, with 498 employees terminated as of September 30, 2001. The Company has substantially completed restructuring of these operations at September 30, 2001. The sale and disposal of the owned facilities is expected to be completed by early 2002.

     The following table summarizes the activity associated with these restructuring charges for the nine months ended September 30, 2001, in thousands:

                                   Balance at        Charged to                          Balance at
                                 January 1, 2001       Income        Cash Payments   September 30, 2001
                                 ---------------       ------        -------------   ------------------
Severance costs                      $1,425            $  915            $2,095            $  245
Other restructuring costs               395                --               395                --
                                     ------            ------            ------            ------
                                     $1,820            $  915            $2,490            $  245
                                     ======            ======            ======            ======


7. In April 2001 the Company issued additional indebtedness (Tranche A Senior Secured Notes) in the principal amount of $20.0 million (of which $9.8 million was purchased by TCI Investments LLC, a related party) to increase its liquidity. The net proceeds to the Company, after payment of commitment fees, were $18.8 million. The additional indebtedness is junior to the Senior Secured Credit Facility but senior to the Senior Subordinated Notes and bears an interest rate of 18% per annum, increasing by 75 basis points each quarter until the applicable interest rate is 25%. Interest compounds quarterly and is payable at maturity on April 11, 2004. On November 21, 2001, the maturity date of this indebtedness was extended to July 31, 2004 (see note 10). Interest expense on the additional indebtedness is being accrued over the term of the note at an effective interest rate of 27.3% as a result of the escalation of the interest rate, amortization of the discount and amortization of expenses incurred to issue the debt.

     Long-term debt consists of the following, in thousands:


                                                                                        September 30,      December 31,
                                                                                             2001             2000
                                                                                             ----             ----
Senior Subordinated Notes, due May 1, 2007, bearing interest of 10.5% payable
   semiannually, unsecured                                                                $ 125,000         $ 125,000
Senior Subordinated Notes, due March 15, 2007, bearing interest of 11% payable
   semiannually, unsecured                                                                  100,000           100,000
Senior Secured Credit Facility (Term Loan Facility):
   Term Loan A, due in quarterly installments through October 31, 2002, bearing interest at LIBOR plus 4% payable monthly, secured by
     substantially all assets of the Company                                                 18,084            26,000
   Term Loan B, due in quarterly installments through October 31, 2002, bearing interest at LIBOR plus 4% payable monthly, secured by
     substantially all assets of the Company                                                 59,858            60,646
Tranche A Senior Secured Notes, with step-up (18% to 25%), pay-in-kind interest,
   (effective interest rate of 27.3% over the life of the note), due April 2004, secured by substantially all assets of the Company
   (net of unamortized discount of $1,017)                                                   20,746                --
Interest-free loan, discounted at an effective interest rate of 10.5%, due in monthly installments beginning April 2002 through March 2010, secured
   by Morrilton, Arkansas, building (net of unamortized discount of $601 and $684)            1,099             1,016
                                                                                          ---------         ---------

                                                                                            324,787           312,662
Less - current portion                                                                      (31,319)          (33,476)
                                                                                          ---------         ---------

              Total Long-Term Debt                                                        $ 293,468         $ 279,186
                                                                                          =========         =========

8. The Company has incurred substantial indebtedness in connection with a series of leveraged transactions. As a result, debt service obligations represent significant liquidity requirements for the Company. The Company was not in compliance with certain covenants related to the Senior Secured Credit Facility, the Senior Secured Notes, the 11% Senior Subordinated Notes and the 10.5% Senior Subordinated Notes on September 30, 2001.

     The Company announced in September 2001 a debt restructuring plan that was completed in November 2001. In connection with the restructuring, the lenders under the Company's senior secured credit facility (the "Senior Secured Credit Facility") and the holders of its senior secured notes (the "Senior Secured Notes") waived existing defaults, including defaults that existed at September 30, 2001, under the Senior Secured Credit Facility and the Senior Secured Notes and agreed to the modification of certain covenants. (see note 10).

9.   In July 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS
     142) was issued by the Financial Accounting Standards Board. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company will perform an impairment analysis of its goodwill in 2002 and annually thereafter. The Company is assessing the SFAS 142 and has not yet made a determination of the impact the adoption will have on the Company's financial position and results of operations. Goodwill amortization for the nine months ended September 30, 2001 is $1.4 million.

10.  Subsequent Events

     Restructuring

     In October 2001, in an event unrelated to prior restructurings, the Company reduced its workforce by approximately 25 employees.

     In November 2001, the Company announced its intention to close its Buchanan, Michigan manufacturing facility before the end of the second quarter of 2002 and to restructure its warehousing operations in Asia by the end of the first quarter of 2002. The Company intends to outsource certain production and relocate the remaining production from the Buchanan, Michigan facility to existing manufacturing locations. In connection with these restructurings the Company expects to reduce its workforce by approximately 115 employees.

     The Company expects to finalize the costs and recognize the charges associated with these events in the fourth quarter ended December 31, 2001.

     Debt Restructuring Transactions

     On November 21, 2001, the Company completed its previously-announced (as disclosed in earlier Form 8-K filings) debt restructuring pursuant to which it issued new 13% Senior Subordinated Discount Notes due 2006 (the "New Senior Subordinated Discount Notes"), shares of Series B Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock") and warrants (the "Warrants") to purchase shares of the Series B Preferred Stock (together the "New Securities") in exchange (the "Exchange Offer") for the Company's 10-1/2% Senior Subordinated Notes due 2007 and 11% Senior Subordinated Notes due 2007 (together the "Old Senior Subordinated Notes"). Holders of $224,450,000 principal amount of Old Senior Subordinated Notes (or 99.76% of the Old Senior Subordinated Notes) accepted the Company's exchange offer. The Company has reserved the right to issue additional New Securities in exchange for any Old Senior Subordinated Notes which were not tendered pursuant to the Exchange Offer.

     The Company expects to recognize in the fourth quarter of 2001, an extraordinary gain attributed to the Exchange Offer. This extraordinary gain will eliminate all or a significant portion of the Company's net operating loss (NOL) carryforward. The Company expects to finalize the amount of the extraordinary gain upon completion of the valuation analysis of the debt restructuring transactions.

     In connection with the restructuring, the lenders under the Company's senior secured credit facility (the "Senior Secured Credit Facility") and the holders of its senior secured notes (the "Senior Secured Notes") waived existing defaults, including defaults that existed at September 30, 2001, under the Senior Secured Credit Facility and the Senior Secured Notes and agreed to the modification of certain covenants.

     Senior Secured Credit Facility. The lenders of the Company's Senior Secured Credit Facility extended the final maturity of the Senior Secured Credit Facility to April 30, 2004, and revised the schedules for the loans' installment payment and the requirements for minimum earnings before interest, taxes, depreciation and amortization ("EBITDA").

     Senior Secured Notes. The Company issued (Tranche B) Senior Secured Notes in the principal amount of $10 million (of which $5 million was from a related party), maturing in July 31, 2004. The net proceeds to the Company, after payment of commitment fees, were $9.4 million. The Tranche B Senior Secured Notes are identical to the outstanding Tranche A Senior Secured Notes, except that the initial rate at which interest accrues under the Tranche

     B Senior Secured Notes is 19.5% (stepping up to 25%) and the Company is required (subject to restrictions contained in the Senior Secured Credit Facility), under all of the Senior Secured Notes, to make cash payments of interest if the Company satisfies certain financial performance requirements. The holders of the Tranche A Senior Secured Notes consented to extending the maturity date of the Tranche A Senior Secured Notes to July 31, 2004.

     New Senior Subordinated Discount Notes. The New Senior Subordinated Discount Notes have a scheduled maturity date of November 15, 2006 (the "Maturity Date"). The New Senior Subordinated Discount Notes were issued at a discount to their aggregate principal amount, with a maximum deemed issue price of $56.25 million in the aggregate. The deemed issue price of the New Senior Subordinated Discount Notes will accrete at a rate of 13%, compounded semi-annually, to a maximum aggregate principal amount of $105,374,169 by the Maturity Date. Interest will not accrue on the New Senior Subordinated Discount Notes prior to the Maturity Date. As of November 21, 2001, there were New Senior Subordinated Discount Notes deemed outstanding with an aggregate deemed issue price of $56,103,913 and with an aggregate principal amount of $105,100,502 as of the Maturity Date. Pending completion of the valuation analysis of the debt restructuring transactions, the Company estimates the effective interest rate, exclusive of capitalized debt issuance costs, of the New Senior Subordinated Discount Notes to be 18.5%, and estimates the fair value of the New Senior Subordinated Discount Notes to be $43,518,213 on the date of issuance.

     Series B Preferred Stock. The Company is authorized to issue five million shares of the Series B Preferred Stock, and 4,987,014.52 shares of the Series B Preferred Stock were issued pursuant to the Exchange Offer. The holders of the Series B Preferred Stock are entitled to vote (one vote per share) with the holders of the Company's Common Stock on all matters submitted to the shareholders and will participate in all distributions on an equal per share basis with the holders of the Common Stock, except that the holders of the Series B Preferred Stock are entitled to a preference of $0.01 per share upon any liquidation of the Company. The Series B Preferred Stock represents approximately 99.9% of the voting and economic interests in the Company. The Series B Preferred Stock is convertible into an equal number of shares of the Common Stock at the election of the Company.

     Warrants. The Warrants entitle the holders thereof to purchase up to 1,666,667 shares (subject to certain anti-dilution adjustments) of the Series B Preferred Stock (or the Common Stock if the Series B Preferred Stock is converted) (the "Warrant Shares") subject to the Company satisfying certain Consolidated EBITDA requirements. Warrants to purchase 1,666,154.79 shares of the Series B Preferred Stock have been issued thus far pursuant to the Exchange Offer. The exercise price under the Warrants is $0.01 per share of Series B Preferred Stock. Unless exercised, the Warrants will expire on the later of March 30, 2007 or 15 days after the Company shall have either furnished to the holders of the Warrants its audited financial statements for the fiscal year ended December 31, 2006 or shall have filed with the Commission an annual report on Form 10-K with respect to such fiscal year.

     For purposes of determining the number of shares of Series B Preferred Stock purchasable upon exercise of the Warrants, "Consolidated EBITDA" will be determined, and will have the meaning given to such term, under the Company's Senior Secured Credit Facility. "Consolidated EBITDA" will mean the Consolidated EBITDA of the Company and its consolidated subsidiaries for any four consecutive fiscal quarters subsequent to September 30, 2001 (each a "Consolidated EBITDA Measuring Period"). The number of Warrant Shares purchasable upon exercise of the Warrants will be determined, and will vest, (subject to anti-dilution adjustments) based on the following Consolidated EBITDA Requirements.

                                                                    Aggregate number of shares of Warrant Shares
                                                                    purchasable upon exercise of all of the
         Consolidated EBITDA Requirement                            Warrants
         -------------------------------------------------------    --------------------------------------------
         If Consolidated EBITDA for any Consolidated EBITDA
         Measuring Period of at least $45 million is achieved at
         any time prior to December 31, 2006....................
                                                                     555,556 Warrant Shares

         If Consolidated EBITDA for any Consolidated EBITDA
         Measuring Period of at least $50 million is achieved at
         any time prior to December 31, 2006....................
                                                                     1,250,000 Warrant Shares

         If Consolidated EBITDA for any Consolidated EBITDA
         Measuring Period of at least $55 million is achieved at
         any time prior to December 31, 2006....................     1,666,667 Warrant Shares

     Series A Preferred Stock. In connection with the restructuring, the Company issued 900 shares of Series A Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), to the holders of the Old Senior Subordinated Notes to enable them to vote on the restructuring. Holders who tendered their Old Senior Subordinated Notes pursuant to the Exchange Offer were deemed to have, and were required, to tender their shares of the Series A Preferred Stock with their Old Senior Subordinated Notes. As result, only 2.2 shares of the Series A Preferred Stock remained outstanding as of immediately following the restructuring, and such shares will be converted to Common Stock in accordance with the terms of the Series A Preferred Stock.

     The Company's debt structure at September 30, 2001 and the proforma debt structure at September 30, 2001, assuming the debt restructuring had occurred at that date, are as follows (in thousands):

                                                                                                                Proforma
CURRENT DEBT                                                                          September 30, 2001    September 30, 2001
------------                                                                          ------------------    ------------------
Revolving lines of credit                                                                   $ 30,195            $ 30,195
Current maturities  of long-term debt                                                         31,319               6,106
                                                                                            --------            --------

                       TOTAL CURRENT DEBT                                                   $ 61,514            $ 36,301
                                                                                            --------            --------

LONG-TERM DEBT

Senior Subordinated Notes, due May 1, 2007, bearing interest
of 10.5% payable semiannually, unsecured                                                    $125,000            $    500

Senior Subordinated Notes, due March 15, 2007, bearing interest
of 11% payable semiannually, unsecured                                                       100,000                  50

New Senior Subordinated Discount Notes, with an effective interest
rate, exclusive of capitalized debt issuance costs, of 18.5%, accreting at 13%                    --              43,518
on the deemed issue price of $56,104, due November 15, 2006, unsecured
(net of unamortized discount of $61,583)

Term Loan A, due in quarterly installments through October 31, 2002, bearing interest at LIBOR plus 4% payable monthly, secured by substantially all assets
of the Company                                                                                 3,094                  --

Term Loan A, due in quarterly installments through April 30, 2004, bearing interest at LIBOR plus 5% payable monthly, secured by substantially all assets
of the Company (installment payments of $464, $2,320 and $13,908 in  2002, 2003                   --              16,692
and 2004, respectively)

Term Loan B, due in quarterly installments through October 31, 2002, bearing interest at LIBOR plus 4% payable monthly, secured by substantially all assets
of the Company                                                                                43,635                  --

Term Loan B, due in quarterly installments through April 30, 2004, bearing interest at LIBOR plus 5% payable monthly, secured by substantially all assets
of the Company (installment payments of $1,536, $7,680 and $46,034 in 2002, 2003                  --              55,250
and 2004, respectively)

Tranche A Senior Secured Notes, with step-up (18% to 25%), pay-in-kind interest, due April 2004, secured by substantially all assets of the Company (net of
of unamortized discount of $1,017)                                                            20,746

Tranche A Senior Secured Notes, with step-up (18% to 25%), pay-in-kind interest, due July 2004, secured by substantially all assets of the Company (net of
of unamortized discount of $1,017)                                                                --              20,746

Tranche B Senior Secured Notes, with step-up (19.5% to 25%), pay-in-kind interest, due July 2004, secured by substantially all assets of the Company (net
of unamortized discount of $600)                                                                  --               9,400

Interest-free loan discounted at an effective interest rate of 10.5%, due in monthly installments beginning April 2002 through March 2010, secured by
Morrilton, Arkansas building (net of unamortized discount of $601)                               993                 993
                                                                                            --------            --------

                       TOTAL LONG-TERM DEBT                                                 $293,468            $147,149
                                                                                            --------            --------


                       TOTAL DEBT                                                           $354,982            $183,450
                                                                                            ========            ========

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's condensed consolidated statements of operations, in thousands:

                                                          Three months ended                        Nine months ended
                                              ------------------------------------------ ----------------------------------------
                                                September 30,   September 30,       %     September 30,  September 30,       %
                                                     2001           2000         Change       2001           2000         Change
                                              -------------------------------  ---------  ----------------------------   --------
Net sales:
     Professional Sound and Entertainment     $       51,922   $      55,222       -6.0%  $    151,786   $    164,095       -7.5%
     Multimedia/Audio Communications                  20,673          30,727      -32.7%        69,253         90,431      -23.4%
                                              -------------------------------  ---------  ---------------------------    --------

     Total net sales                                  72,595          85,949      -15.5%       221,039        254,526      -13.2%
                                              -------------------------------  ---------  ---------------------------    --------
Gross profit:
     Professional Sound and Entertainment             15,045          20,620                   52,675         63,857
         % of sales                                     29.0%           37.3%                    34.7%          38.9%
     Multimedia/Audio Communications                   6,012          11,655                   25,142         34,168
         % of sales                                    29.1%            37.9%                    36.3%          37.8%
                                              -------------------------------            ----------------------------

     Total gross profit                               21,057          32,275                   77,817         98,025
         % of sales                                     29.0%           37.6%                    35.2%          38.5%
                                              -------------------------------            ----------------------------

Operating profit (loss)                       $       (4,259)  $       5,936             $     (1,579)  $     10,277
                                              ===============================            ============================

Net loss                                      $      (15,289)  $      (4,279)            $    (32,722)  $     (8,818)
                                              ===============================            ============================

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales. The Company's net sales decreased $13.3 million, or 15.5%, from $85.9 million for the three months ended September 30, 2000 to $72.6 million for the three months ended September 30, 2001. Net sales decreased $33.5 million, or 13.2%, from $254.5 million for the nine months ended September 30, 2000 to $221.0 million for the nine months ended September 30, 2001. Sales in both the Professional Sound and Entertainment segment and the Multimedia/Audio Communications segment declined and are attributed to the slowdown in the economy which started in the fourth quarter of 2000 and has continued into 2001, the stronger U.S. dollar against foreign currencies, which reduced current year's translated sales by approximately $4.9 million, and several discontinued products that added net sales of $2.1 million in the prior-year nine-month period. The Company's net sales, excluding the impact of discontinued products and the stronger U.S. dollar, decreased approximately 14.5% and 10.5% for the three months and nine months ended September 30, 2001, respectively.

Net sales in the Company's Professional Sound and Entertainment segment decreased $3.3 million, or 6.0%, from $55.2 million for the three months ended September 30, 2000 to $51.9 million for the three months ended September 30, 2001. Net sales decreased $12.3 million, or 7.5%, from $164.1 million for the nine months ended September 30, 2000 to $151.8 million for the nine months ended September 30, 2001. Net sales, excluding sales of discontinued products in both periods, decreased approximately 6% and 7% for the three months and nine months ended September 30, 2001, respectively. The decline is attributed primarily to lower speaker sales as a result of the continued global slowdown of the economy in 2001.

Net sales in the Company's Multimedia/Audio Communications segment decreased $10.0 million, or 32.7%, from $30.7 million for the three months ended September 30, 2000 to $20.7 million for the three months ended September 30, 2001. Net sales decreased $21.1 million, or 23.4%, from $90.4 million for the nine months ended September 30, 2000 to $69.3 million for the nine months ended September 30, 2001. Net sales, excluding sales of discontinued products in both periods, decreased approximately 33% and 22% for the three months and nine months ended September 30, 2001, respectively. The decline in year-to-date net sales is attributed primarily to lower sales of products to the computer and telecommunications industries, in large part due to slowdown of the economy, and to lower hearing instrument sales.

Gross profit. The Company's gross profit decreased $11.2 million, or 34.8%, from $32.3 million for the three months ended September 30, 2000 to $21.1 million for the three months ended September 30, 2001. Gross profit decreased $20.2 million, or 20.6%, from $98.0 million for the nine months ended September 30, 2000 to $77.8 million for the nine months ended September 30, 2001. Included in the three month period ended September 30, 2001 is a special charge of $4.2 million attributed to a reserve provided for impaired inventories, resulting primarily from the slowdown in sales and to the Company's effort to better manage its inventories and its manufacturing operations through SKU reductions. Excluding this special charge, as a percent of net sales, the gross margin rate of 34.8% and 37.1%, respectively, for the three and nine month periods ended September 30, 2001 decreased from the 37.6% and 38.5% gross margin rate for the corresponding periods in 2000. The decrease in the gross margin rate for the nine months ended September 30, 2001, excluding the $4.2 million charge, is attributed primarily to lower sales volume, early-in-the year manufacturing inefficiencies attributed to the startup of a new manufacturing plant and to the shutdown of certain existing manufacturing facilities.

The gross margin rate for the Professional Sound and Entertainment segment declined from 37.3% to 29.0% for the three months ended September 30, 2001. The gross margin rate decreased from 38.9% to 34.7% for the nine months ended September 30, 2001. The gross margin rate, excluding the special charge, was 33.3% and 36.2% for the three and nine month periods ended September 30, 2001, respectively. The decline is attributed primarily to early-in-the year manufacturing inefficiencies attributed to the startup of a new manufacturing facility and shutdown of certain existing manufacturing facilities.

The gross margin rate for the Multimedia/Audio Communications segment declined from 37.9% to 29.1% for the three months ended September 30, 2001, and decreased from 37.8% to 36.3% for the nine months ended September 30, 2001. The gross margin rate, excluding the special charge, was 38.7% and 39.2% for the three and nine month periods ended September 30, 2001, respectively. The increase is attributed primarily to increased sales of high-margin products.

Engineering. The Company's engineering expenses decreased $0.5 million, or 14.5%, from $3.5 million for the three months ended September 30, 2000 to $3.0 million for the three months ended September 30, 2001. Engineering expenses for the nine months ended September 30, 2001 decreased $0.7 million, or 7.1%, to $9.8 million from $10.5 million for the nine months ended September 30, 2000. The decrease in spending for the three and nine month periods in 2001 from the corresponding periods in 2000 is attributed primarily to the benefit from consolidation and streamlining of the engineering operations from two facilities into the Company's corporate headquarters in Minnesota.

Selling, general and administrative. The Company's selling, general and administrative expenses decreased $0.5 million, or 2.3%, from $21.9 million for the three months ended September 30, 2000 to $21.4 million for the three months ended September 30, 2001. Selling, general and administrative expenses increased $1.2 million, or 1.9% from $64.7 million for the nine months ended September 30, 2000 to $65.9 million for the nine months ended September 30, 2001. Included in the three months ended September 30, 2001 period is a special charge of $2.8 million for a reserve for bad debts attributed to accounts the Company now believes are potentially uncollectable. Excluding this special charge, selling, general and administrative expenses for the three months and nine months ended September 30, 2001 decreased $3.3 million, or 14.9%, and $1.5 million, or 2.4%, respectively, from the corresponding periods in 2000. The decrease in expense is attributed mainly to spending controls the Company implemented in light of the slowdown in sales, offset by spending increases for advertising and promotion, rent associated with the Company's new corporate headquarters and to professional fees and other costs incurred in connection with the Company's amendments to existing debt agreements and with obtaining additional debt.

Corporate charges. Corporate charges of $0.4 million for the three months ended September 30, 2001 and 2000, and $1.3 million for the nine months ended September 30, 2001 and 2000, respectively, represent fees accrued for consulting and management services provided by Greenwich Street Capital Partners, L.P. ("GSCP") under a management and services agreement.

Restructuring charges. For the nine months ended September 30, 2001 the Company recorded pre-tax restructuring charges of $0.9 million, primarily severance costs, attributable to a reduction of 110 employees in its workforce in the United States and Canada. As of September 30, 2001 all 110 employees had been terminated.

For the nine months ended September 30, 2000 the Company recorded pre-tax restructuring charges of $9.7 million (reduced by $0.9 million for the three months ended December 31, 2000) attributable to consolidation of certain of its United States manufacturing, engineering, marketing, service and administrative operations to reduce costs and to increase operating efficiencies. Included in the restructuring charges were $4.9 million of expected cash expenditures, primarily related to severance pay, and $4.8 million of non-cash charges, primarily related to discontinued product lines.

As of September 30, 2001, approximately $0.2 million of severance costs remained to be paid substantially over the next four months (see note 6 to the financial statements).

Other income. The Company's other expense of $0.1 million for the three months ended September 30, 2001 is principally from foreign currency losses. Other income for the three months ended September 30, 2000 includes a gain of $0.2 million on $1.7 million of proceeds from the sale of the Company's former corporate headquarters. For the nine months ended September 30, 2001, other income includes one-time proceeds of $0.2 million related to settlement of a patent infringement claim and foreign currency gains of $0.2 million. The Company's other income for the nine months ended September 30, 2000 includes $6.5 million of royalty income attributed to the restructuring of a license agreement to provide for a one-time, up-front fee in lieu of future royalties and to $1.0 million for the sale of a trademark, offset by $0.2 million of applicable expenses as well as income of $2.1 million from an insurance settlement related to a lawsuit filed by the Company's former CEO.

Interest expense. The Company's net interest expense increased from $9.7 million for the three months ended September 30, 2000 to $10.1 million for the three months ended September 30, 2001. Net interest expense for the nine months ended September 30, 2001 increased $2.3 million from $27.3 million to $29.6 million. Interest expense for the nine months ended September 30, 2000 is offset by interest income of $1.4 million associated with an arbitration ruling. Interest expense increased by $0.5 million and $0.9 million for the quarter and nine months ended September 30, 2001, respectively, as a result of higher international indebtedness and higher amortization of deferred financing costs offset by lower average outstanding indebtedness and by lower interest rates associated with the Company's Senior Secured Credit Facility.

Income taxes. The Company's income tax benefit, excluding the income tax provision related to the net deferred tax asset valuation allowance, was 31.9% of the pretax loss for the nine months ended September 30, 2001, compared with 34.9% for the nine months ended September 30, 2000. The decrease in the effective tax rate is principally due to the use of net operating losses by certain foreign subsidiaries for the nine months ended September 30, 2000.

As of September 30, 2001, the Company has provided $6.0 million for tax liability, penalties, and accrued interest related to the unsettled dispute with the IRS for taxable years 1990 through 1995. The Company has agreed with the IRS on the final amount of the tax liability to be paid, and is making monthly payments to the IRS.

The Company has established a net deferred tax valuation allowance of $44.7 million due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had cash and cash equivalents of $4.3 million compared to $2.7 million at December 31, 2000. The Company's principal source of funds in the nine months ended September 30, 2001 consisted of a net of $11.5 million of cash generated from financing activities. Net cash used in operating activities was $5.2 million and net cash used in investing activities was $4.7 million.

The Company's investing activities consisted mainly of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes and improve efficiency. Capital expenditures totaled $5.0 million for the nine months ended September 30, 2001 compared to $8.8 million for the nine months ended September 30, 2000. The Company's ability to make capital expenditures is subject to certain restrictions under its Senior Secured Credit Facility.

The Company's accounts receivable of $51.9 million increased $5.4 million from $46.5 million at December 31, 2000. The increase is primarily a result of a slowdown in collections of open receivables in the third quarter as a result of the continued global economic slowdown. The Company expects to improve its collection experience in the fourth quarter of 2001.

The Company's inventories of $51.4 million decreased $8.5 million from $59.9 million at December 31, 2000. The Company expects the inventories to continue to decline during the remainder of the year as management continues to implement strategies to reduce inventory levels.

The Company's consolidated indebtedness increased $14.8 million from $340.2 million at December 31, 2000 to $355.0 million at September 30, 2001. In April 2001 the Company issued additional indebtedness in the principal amount of $20.0 million (of which $9.8 million was purchased by TCI Investments LLC, a related party) to increase its liquidity. The net proceeds to the Company, after payment of commitment fees, were $18.8 million. The Company used the proceeds to pay interest due on its Senior Subordinated Notes and for general corporate and operating expenses. The additional indebtedness is junior to the Senior Secured Credit Facility but senior to the Senior Subordinated Notes and bears an interest rate of 18% per annum, increasing by 75 basis points each quarter until the applicable interest rate is 25%. Offsetting the additional indebtedness were required payments the Company made, totaling $8.7 million, under the Company's Term Loan Facility.

The Company's current credit facilities include the Senior Secured Credit Facility consisting of the Term Loan Facility of $77.9 million, the Revolving Credit Facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines, subject to certain limitations, of $7.3 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

As of September 30, 2001, $31.2 million of the Company's $77.9 million Term Loan Facility is payable in the next 12 months. In addition, the Company had $24.3 million outstanding under the Revolving Credit Facility and $5.9 million outstanding under the foreign working capital lines. There was no net availability at September 30, 2001 under the Revolving Credit Facility.

Net availability at September 30, 2001 under foreign working lines was $1.2 million. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by the Company; therefore, the Company's financial condition is and will continue to be affected by changes in the prevailing interest rates. The effective interest rate under these credit facilities in the nine months ended September 30, 2001 was 9.1%.

Pursuant to the Term Loan Facility, the Company is required to make principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($18.1 million outstanding at September 30, 2001), of $7.2 million in the remainder of 2001 and $10.9 million in 2002 and (ii) the $65.0 million Tranche B Term Loan Facility ($59.8 million outstanding at September 30, 2001), of $15.9 million in the remainder of 2001 and $43.9 million in 2002. In addition, under the terms of the Senior Secured Credit Facility, the Company is required to make mandatory prepayments with (i) certain asset sale proceeds, (ii) any additional indebtedness and equity proceeds (with certain exceptions) and (iii) with 75% of the excess cash flow of the Company and its subsidiaries for each fiscal year commencing on April 1, 1997. In 2001 the Company made a payment of approximately $0.6 million under the excess cash flow requirements of the Senior Secured Credit Facility.

The Company relies mainly on internally generated funds, and, to the extent necessary, borrowings under the Revolving Credit Facility and foreign working capital lines to meet its liquidity needs. The Company's liquidity needs arise primarily from debt service, working capital needs and capital expenditure requirements.

The Company has incurred substantial indebtedness in connection with a series of leveraged transactions. As a result, debt service obligations represent significant liquidity requirements for the Company. The Company was not in compliance with certain covenants related to the Senior Secured Credit Facility, the Senior Secured Notes, the 11% Senior Subordinated Notes and the 10.5% Senior Subordinated Notes on September 30, 2001.

The Company announced in September 2001 a debt restructuring plan that was completed in November 2001. The restructuring reduced the Company's proforma debt and the proforma current maturities of long-term debt at September 30, 2001, respectively, by $171.5 million to $183.5 million and by $25.2 million to $36.3 million (see note 10 to the financial statements). While the Company believes that the debt restructuring together with the cash from operations will be adequate to meet its debt service requirements, capital expenditure needs and working capital requirements, no assurance can be given in this regard. Additionally, the Company's future economic performance and its ability to service its obligations will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. If the Company is not able to generate sufficient cash to meet its obligations, it may be forced to pursue other options including the sale of a portion of its assets.

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

EXCHANGE RATE SENSITIVITY ANALYSIS

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's potential risk from changes in exchange rates. During the three months ended September 30, 2001, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in the consolidated statement of operations.

At September 30, 2001, the Company had outstanding foreign forward exchange contracts with a notional amount of $6.2 million and a weighted remaining maturity of 71 days.

At September 30, 2001, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $0.6 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

At November 21, 2001, the date the Company restructured its debt, the Company had fixed rate debt of $44.1 million, step-up, pay-in-kind interest debt of $30.1 million (redemption value of $32.1 million at November 21, 2001), and an interest-free loan of $1.1 million. Holding all other variables constant (such as foreign exchange rates and debt levels), a one-percentage point decrease in interest rates would increase the unrealized fair market value of these debts by approximately $2.6 million.

At November 21, 2001, the date the Company restructured its debt, the Company had floating rate debt of $106.9 million. The earnings and cash flow impact for the next twelve months resulting from a one-percentage point increase in interest rates on this debt would be approximately $1.1 million, holding all other variables constant.
                                       22

PART II.        OTHER INFORMATION

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) - (c)       On November 21, 2001, the Company completed its
                previously-announced (as disclosed in earlier Form 8-K filings) debt restructuring pursuant to which it issued new 13% Senior
                Subordinated Discount Notes due 2006 (the "New Senior
                Subordinated Discount Notes"), shares of Series B Preferred
                Stock, par value $0.01 per share (the "Series B Preferred
                Stock") and warrants (the "Warrants") to purchase shares of the Series B Preferred Stock (together the "New Securities") in exchange (the "Exchange Offer") for the Company's 10-1/2% Senior
                Subordinated Notes due 2007 and 11% Senior Subordinated Notes due 2007 (together the "Old Senior Subordinated Notes"). Holders of $224,450,000 principal amount of Old Senior Subordinated
                Notes (or 99.76% of the Old Senior Subordinated Notes) accepted the Company's exchange offer. The Company has reserved the right to issue additional New Securities in exchange for any Old
                Senior Subordinated Notes which were not tendered pursuant to the Exchange Offer.

                New Senior Subordinated Discount Notes. The New Senior Subordinated Discount Notes have a scheduled maturity date of November 15, 2006 (the "Maturity Date"). The New Senior Subordinated Discount Notes were issued at a discount to their aggregate principal amount, with a maximum deemed issue price of $56.25 million in the aggregate. The deemed issue price of the New Senior Subordinated Discount Notes will accrete at a rate of 13%, compounded semi-annually, to a maximum aggregate principal amount of $105,374,169 by the Maturity Date. Interest will not accrue on the New Senior Subordinated Discount Notes prior to the Maturity Date. As of November 21, 2001, there were New Senior Subordinated Discount Notes deemed outstanding with an aggregate deemed issue price of $56,103,913 and with an aggregate principal amount of $105,100,502 as of the Maturity Date. Pending completion of the valuation analysis of the debt restructuring transactions, the Company estimates the effective interest rate, exclusive of capitalized debt issuance costs, of the New Senior Subordinated Discount Notes to be 18.5%, and estimates the fair value of the New Senior Subordinated Discount Notes to be $43,518,213 on the date of issuance.

                Series B Preferred Stock. The Company is authorized to issue five million shares of the Series B Preferred Stock, and 4,987,014.52 shares of the Series B Preferred Stock were issued pursuant to the Exchange Offer. The holders of the Series B Preferred Stock are entitled to vote (one vote per share) with the holders of the Company's Common Stock on all matters submitted to the shareholders and will participate in all distributions on an equal per share basis with the holders of the Common Stock, except that the holders of the Series B Preferred Stock are entitled to a preference of $0.01 per share upon any liquidation of the Company. The Series B Preferred Stock represents approximately 99.9% of the voting and economic interests in the Company. The Series B Preferred Stock is convertible into an equal number of shares of the Common Stock at the election of the Company.

                Warrants. The Warrants entitle the holders thereof to purchase up to 1,666,667 shares (subject to certain anti-dilution adjustments) of the Series B Preferred Stock (or the Common Stock if the Series B Preferred Stock is converted) (the "Warrant Shares") subject to the Company satisfying certain Consolidated EBITDA requirements. Warrants to purchase 1,666,154.79 shares of the Series B Preferred Stock have been issued thus far pursuant to the Exchange Offer. The exercise price under the Warrants is $0.01 per share of Series B Preferred Stock. Unless exercised, the Warrants will expire on the later of March 30, 2007 or 15 days after the Company shall have either furnished to the holders of the Warrants its audited financial statements for the fiscal year ended December 31, 2006 or shall have filed with the Commission an annual report on Form 10-K with respect to such fiscal year.

                For purposes of determining the number of shares of Series B Preferred Stock purchasable upon exercise of the Warrants, "Consolidated EBITDA" will be determined, and will have the meaning given to such term, under the Company's Senior Secured Credit Facility. "Consolidated EBITDA" will mean the Consolidated EBITDA of the Company and its consolidated subsidiaries for any four consecutive fiscal quarters subsequent to September 30, 2001 (each a "Consolidated EBITDA Measuring Period"). The number of Warrant Shares purchasable upon exercise of the Warrants will be determined, and will vest, (subject to anti-dilution adjustments) based on the following Consolidated EBITDA Requirements.


                                                                     Aggregate number of shares of Warrant Shares
                                                                     purchasable upon exercise of all of the
         Consolidated EBITDA Requirement                             Warrants
         ----------------------------------------------------------- ------------------------------------------------
         If Consolidated EBITDA for any Consolidated EBITDA
         Measuring Period of at least $45 million is achieved at
         any time prior to December 31, 2006....................     555,556 Warrant Shares

         If Consolidated EBITDA for any Consolidated EBITDA
         Measuring Period of at least $50 million is achieved at
         any time prior to December 31, 2006....................     1,250,000 Warrant Shares

         If Consolidated EBITDA for any Consolidated EBITDA
         Measuring Period of at least $55 million is achieved at
         any time prior to December 31, 2006....................     1,666,667 Warrant Shares

                Series A Preferred Stock. In connection with the restructuring, the Company issued 900 shares of Series A Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock"), to the holders of the Old Senior Subordinated Notes to enable them to vote on the restructuring. Holders who tendered their Old Senior Subordinated Notes pursuant to the Exchange Offer were deemed to have, and were required, to tender their shares of the Series A Preferred Stock with their Old Senior Subordinated Notes. As result, only 2.2 shares of the Series A Preferred Stock remained outstanding as of immediately following the restructuring, and such shares will be converted to Common Stock in accordance with the terms of the Series A Preferred Stock.

                In connection with the issuance of the Series B Preferred Stock and the Warrants, the Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, for transactions by an issuer not involving a public offering. The offerees in the Exchange Offer were limited to holders of the Company's outstanding notes, who had access to the kind of information that would be available to persons acquiring securities pursuant to a registration statement.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

                In September 2001, the Company defaulted in the payment of interest on the 10.5% Senior Subordinated Notes due March 15, 2007. As a result of that default, the Company was also not in compliance with certain covenants contained in the 11% Senior Subordinated Notes due May 1, 2007, the Senior Secured Credit Facility and the Senior Secured Notes. In November 2001, the Company completed a restructuring of its debt under which the defaults were waived or cured. See Note 10 to the financial statements for further information.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following exhibits will be filed as an amendment to this Form 10-Q:

     3.1(a) Restated Certificate of Incorporation of Telex Communications, Inc. (the "Company"), dated November 20, 2001.

     3.1(b) Amendment to Restated Certificate of Incorporation of the Company, dated November 20, 2001.

     3.1(c) Amendment to Restated Certificate of Incorporation of the Company, dated November 21, 2001.

     3.2(a)     Amended and Restated By-Laws of the Company.

     4.1(c) Second Supplemental Indenture, dated as of November 21, 2001, to the EVI Indenture.

     4.2(e) Fourth Supplemental Indenture, dated as of November 21, 2001, to the Telex Indenture.

     4.3(n) Waiver, Amendment No. 5, Agreement and Consent, dated as of November 21, 2001, to the Credit Agreement, among the Company, the Lenders, Morgan Stanley Senior Funding, Inc. ("Morgan"), as Documentation Agent, and JPMorgan Chase Bank ("Chase"), as Administrative Agent for the Lenders.

     4.3(o) Intercreditor Amendment, dated as of November 21, 2001, among the Company, the Senior Lenders, Morgan, as Documentation Agent, and Chase, as Senior Agent, and GSCP Recovery (US), LLC ("GSCP Recovery") (formerly know as TCI Investments LLC) and GoldenTree Asset Management, LLC, (as successor co-agent to GoldenTree High Yield Opportunities I, L.P.) ("GoldenTree"), each as Co-Agent, and Telex Communications International, Ltd. (the "Junior Guarantor").

     4.3(p) Amendment No. 2, dated as of November 21, 2001, to the Guarantee and Collateral Agreement, among the Company, Chase, as Administrative Agent, the Lenders and Morgan, as Documentation Agent.

     4.4(d) Amended and Restated Note Purchase Agreement, dated as of November 21, 2001, by and among the Company, GSCP Recovery and GoldenTree, each as Co-Agent, the Original Purchasers and the New Purchasers.

     4.4(e) Amended and Restated Guarantee and Collateral Agreement, dated as of November 21, 2001, made by the Company, Telex Communications Group, Inc., Telex Communications International, Ltd. and other granting parties, in favor of GSCP

                Recovery and GoldenTree, as Co-Agents for the Purchasers.

     4.4(f) Amended and Restated Patent and Trademark Security Agreement, dated as of November 21, 2001, made by the Company, in favor of GSCP Recovery and GoldenTree, as Co-Agents for the Purchasers.

     4.5 Indenture, dated as of November 21, 2001, between the Company and BNY Midwest Trust Company, with respect to 13% Senior Subordinated Discount Notes.

(b)  Reports on Form 8-K

     A Report on Form 8-K, dated September 14, 2001, reporting under Items 5 and
       7, was filed on September 14, 2001.
     A Report on Form 8-K, dated October 15, 2001, reporting under Items 5 and
       7, was filed on October 15, 2001.
     A Report on Form 8-K, dated October 19, 2001, reporting under Items 5 and
       7, was filed on October 24, 2001.
     A Report on Form 8-K, dated October 24, 2001, reporting under Items 5, 7 and 9, was filed on October 26, 2001.
     A Report on Form 8-K, dated November 7, 2001, reporting under Items 5 and
       7, was filed on November 8, 2001.
     A Report on Form 8-K, dated November 19, 2001, reporting under Items 5 and
       7, was filed on November 19, 2001.
     A Report on Form 8-K, dated November 21, 2001, reporting under Items 5 and
       7, was filed on November 26, 2001.

SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                   TELEX COMMUNICATIONS, INC.


Dated:   November 30, 2001             By:  /s/ Ned C. Jackson
         -----------------                ----------------------------------
                                          Ned C. Jackson
                                          President and Chief Executive Officer


                                   TELEX COMMUNICATIONS, INC.


Dated:   November 30, 2001             By:  /s/ Richard J. Pearson
         -----------------                 ----------------------------------
                                           Richard J. Pearson
                                           Vice President and Chief Financial
                                           Officer