Form 10-Q/A
period 2001-09-30
TELEX COMMUNICATIONS INC
filed 2002-03-20
CIK 857668

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

                                                                  YES |X| NO | |


AS OF OCTOBER 31, 2001 THERE WERE 110 SHARES OF TELEX COMMUNICATIONS, INC. COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING.


================================================================================

The only purpose of this amendment is to amend Item 6 by filing the Exhibits listed under Item 6(a).

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


      3.1(a)  Restated Certificate of Incorporation of Telex Communications,
              Inc. (the "Company"), dated November 20, 2001.

      3.1(b)  Amendment to Restated Certificate of Incorporation of the
              Company, dated November 20, 2001.

      3.1(c)  Amendment to Restated Certificate of Incorporation of the
              Company, dated November 21, 2001.

      3.2(a)  Amended and Restated By-Laws of the Company dated December 26,
              1997.

      3.2(b)  Amendments to Amended and Restated By-Laws dated November 20, 2001.

      4.1(c) Second Supplemental Indenture, dated as of November 21, 2001, to the Indenture dated March 24, 1997, between EV
              International, Inc. and The Bank of New York, as original
              Trustee, with Bank One Trust Company as successor Trustee.

      4.2(e) Fourth Supplemental Indenture, dated as of November 21, 2001, to the Indenture dated as of May 6, 1997, among Telex
              Communications, Inc. and Manufacturers and Traders Trust
              Company.

      4.3(n)  Waiver, Amendment No. 5, Agreement and Consent, dated as of
              November 21, 2001, to the Credit Agreement, dated May 6, 1997, among the Company, the lenders named on the signature page thereof (the "Senior Lenders") and JP Morgan Chase Bank, formerly known as The Chase Manhattan Bank ("Chase"), as administrative agent for the Senior Lenders (the
              "Administrative Agent") (the "Credit Agreement").

      4.3(o)  Intercreditor Amendment, dated as of November 21, 2001, to the
              Intercreditor Agreement, dated as of April 11, 2001, among
              Chase, as administrative agent under the Credit Agreement, GSCP Recovery (US), LLC ("GSCP Recovery") (f/k/a TCI
              Investments LLC) and GoldenTree Asset Management, LLC (as successor co-agent to GoldenTree High Yield Opportunities I,
              L.P.) ("GoldenTree"), each as Co-Agent, Telex Communications
              International, Ltd., and the Company.

      4.3(p) Guarantee and Collateral Amendment and Confirmation dated as of November 21, 2001, to the Guarantee and Collateral
              Agreement, dated as of May 6, 1997, among the Company, Chase, as Administrative Agent, and the Senior Lenders.

      4.4(d)  Amended and Restated Note Purchase Agreement, dated as of
              November 21, 2001, for the purchase of $30 million adjusted interest PIK senior secured notes, by and among the Company, GSCP Recovery and GoldenTree, each as Co-Agent, and the purchasers parties thereto ("Purchasers"). Exhibits B, C, and E to this Agreement are filed with this Report as Exhibits
              4.4(e), 4.4(f), and 4.3(o), respectively.

      4.4(e) Amended and Restated Guarantee and Collateral Agreement, dated as of November 21, 2001, made by the Company, Telex
              Communications Group, Inc., Telex Communications
              International, Ltd. and other granting parties, in favor of GSCP Recovery and GoldenTree, as Co-Agents for the Purchasers.
              Exhibit A to this Agreement is filed with this Report as
              Exhibit 4.3(o).

      4.4(f) Amended and Restated Patent and Trademark Security Agreement, dated as of November 21, 2001, made by the Company, in favor of GSCP Recovery and GoldenTree, as Co-Agents for the Purchasers.

      4.5 Indenture, dated as of November 21, 2001, between the Company and BNY Midwest Trust Company, with respect to 13% Senior
              Subordinated Discount Notes due 2006, and, when and if issued, the 13% Senior Subordinated Discount Notes due 2006, Series A.

      4.6     Warrant Agreement, dated November 21, 2001, between the Company and
              BNY Midwest Trust Company as Warrant Agent.


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

                                  TELEX COMMUNICATIONS, INC.


Dated:   March 20, 2002           By:  /s/ Ned C. Jackson
         ---------------               ----------------------
                                       Ned C. Jackson
                                       President and Chief Executive Officer



                                  TELEX COMMUNICATIONS, INC.


Dated:   March 20, 2002           By:  /s/ Gregory W. Richter
         ---------------               ----------------------
                                       Gregory W. Richter
                                       Vice President and
                                       Chief Financial Officer

                         TELEX COMMUNICATIONS, INC.
                                FORM 10-Q/A

                               EXHIBIT INDEX


EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
      3.1(a)  Restated Certificate of Incorporation of Telex Communications,
              Inc. (the "Company"), dated November 20, 2001.

      3.1(b)  Amendment to Restated Certificate of Incorporation of the
              Company, dated November 20, 2001.

      3.1(c)  Amendment to Restated Certificate of Incorporation of the
              Company, dated November 21, 2001.

      3.2(a)  Amended and Restated By-Laws of the Company dated December 26,
              1997.

      3.2(b)  Amendments to Amended and Restated By-Laws dated November 20, 2001.

      4.1(c) Second Supplemental Indenture, dated as of November 21, 2001, to the Indenture dated March 24, 1997, between EV
              International, Inc. and The Bank of New York, as original
              Trustee, with Bank One Trust Company as successor Trustee.

      4.2(e) Fourth Supplemental Indenture, dated as of November 21, 2001, to the Indenture dated as of May 6, 1997, among Telex
              Communications, Inc. and Manufacturers and Traders Trust
              Company.

      4.3(n)  Waiver, Amendment No. 5, Agreement and Consent, dated as of
              November 21, 2001, to the Credit Agreement, dated May 6, 1997, among the Company, the lenders named on the signature page thereof (the "Senior Lenders") and JP Morgan Chase Bank, formerly known as The Chase Manhattan Bank ("Chase"), as administrative agent for the Senior Lenders (the
              "Administrative Agent") (the "Credit Agreement").

      4.3(o)  Intercreditor Amendment, dated as of November 21, 2001, to the
              Intercreditor Agreement, dated as of April 11, 2001, among
              Chase, as administrative agent under the Credit Agreement, GSCP Recovery (US), LLC ("GSCP Recovery") (f/k/a TCI
              Investments LLC) and GoldenTree Asset Management, LLC (as successor co-agent to GoldenTree High Yield Opportunities I,
              L.P.) ("GoldenTree"), each as Co-Agent, Telex Communications
              International, Ltd., and the Company.

      4.3(p) Guarantee and Collateral Amendment and Confirmation dated as of November 21, 2001, to the Guarantee and Collateral
              Agreement, dated as of May 6, 1997, among the Company, Chase, as Administrative Agent, and the Lenders.

      4.4(d)  Amended and Restated Note Purchase Agreement, dated as of
              November 21, 2001, for the purchase of $30 million adjusted interest PIK senior secured notes, by and among the Company, GSCP Recovery and GoldenTree, each as Co-Agent, and the purchasers parties thereto ("Purchasers"). Exhibits B, C, and E to this Agreement are filed with this Report as Exhibits
              4.4(e), 4.4(f), and 4.3(o), respectively.

      4.4(e) Amended and Restated Guarantee and Collateral Agreement, dated as of November 21, 2001, made by the Company, Telex
              Communications Group, Inc., Telex Communications
              International, Ltd. and other granting parties, in favor of GSCP Recovery and GoldenTree, as Co-Agents for the Purchasers.
              Exhibit A to this Agreement is filed with this Report as
              Exhibit 4.3(o).

      4.4(f) Amended and Restated Patent and Trademark Security Agreement, dated as of November 21, 2001, made by the Company, in favor of GSCP Recovery and GoldenTree, as Co-Agents for the Purchasers.

      4.5 Indenture, dated as of November 21, 2001, between the Company and BNY Midwest Trust Company, with respect to 13% Senior
              Subordinated Discount Notes due 2006, and, when and if issued, the 13% Senior Subordinated Discount Notes due 2006, Series A.

      4.6 Warrant Agreement, dated November 21, 2001, between the Company and BNY Midwest Trust Company, as Warrant Agent.