Form 10-K405
period 2001-12-31
TELEX COMMUNICATIONS INC
filed 2002-03-28
CIK 857668

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED                     COMMISSION FILE NO. 333-27341
       DECEMBER 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the outstanding Shares of Common Stock and Series A and Series B Preferred Stock held by non-affiliates on February 28, 2002 was approximately $6.7 million based on a valuation performed on behalf of the Company.

As of February 28, 2002, Telex Communications, Inc. had outstanding 110 shares of Common Stock, $0.01 par value. In addition, as of February 28, 2002, there were outstanding 2 shares of Series A Preferred Stock, $0.01 par value, and 4,987,015 shares of Series B Preferred Stock, $0.01 par value, both of which are convertible into Common Stock at the option of the Company.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                TABLE OF CONTENTS



                                                                                    PAGE
     PART I
          ITEM 1.      BUSINESS                                                       1
          ITEM 2.      PROPERTIES                                                     9
          ITEM 3.      LEGAL PROCEEDINGS                                              9
          ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           10

     PART II
          ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                       RELATED STOCKHOLDER MATTERS                                   11
          ITEM 6.      SELECTED FINANCIAL DATA                                       11
          ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS                           12
          ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                       MARKET RISK                                                   23
          ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   24
          ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE                           24

     PART III
          ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS                              25
          ITEM 11.     EXECUTIVE COMPENSATION                                        26
          ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT                                                    30
          ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                32

     PART IV
          ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS          34
                       ON FORM 8-K

                                     PART I


ITEM 1. BUSINESS

OVERVIEW

         Telex Communications, Inc. (together with its subsidiaries and, as the context may require, any predecessor companies, "Telex" or the "Company") is a leader in the design, manufacture and marketing of sophisticated audio, wireless and multimedia communications equipment to commercial, professional and industrial customers. The Company provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets, and, to a lesser extent, in the retail consumer electronics market. The Company offers a comprehensive range of products worldwide for professional audio systems as well as for multimedia and other communications product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, audio duplication products, Talking Book Players, antennas, land mobile communication systems, personal computer speech recognition and speech dictation microphone systems, and wireless assistive listening systems. Its products are used in airports, theaters, sports arenas, concert halls, cinemas, stadiums, convention centers, television and radio broadcast studios, houses of worship and other venues where music or speech is amplified or transmitted, and by professional entertainers, television and radio on-air talent, airline pilots and the hearing impaired in order to facilitate speech or communications.

         On November 21, 2001, the Company completed a debt restructuring ("Debt Restructuring"), pursuant to which substantially all of its then-existing 10-1/2% Senior Subordinated Notes and 11% Senior Subordinated Notes (collectively, the "Senior Subordinated Notes") were exchanged for newly-issued 13% Senior Subordinated Discount Notes ("Senior Subordinated Discount Notes"), Series B Preferred Stock ("Series B Preferred Stock") and Warrants ("Warrants") to purchase shares of Series B Preferred Stock. The holders of the Series B Preferred Stock are entitled to participate in all matters and distributions on an equal basis with the holders of the Company's Common Stock. The Series B Preferred Stock issued pursuant to this Debt Restructuring represents approximately 99.9 percent of the voting interest in the Company. The Series B Preferred Stock is convertible into an equal number of shares of the Common Stock at the election of the Company. Prior to the Debt Restructuring, the Company was a wholly owned subsidiary of Telex Communications Group, Inc. ("Former Parent"), a holding company whose assets consisted primarily of its investment in the Company.

         The Company is a Delaware corporation, with principal executive offices located at 12000 Portland Avenue South, Burnsville, Minnesota 55337. The Company's telephone number is (952) 884-4051.

         CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

         This report contains forward-looking statements, such as statements which relate to the Company's business objectives, plans, strategies, and expectations or describe the potential markets for the Company's products, that are based on management's current opinions, beliefs, or expectations as to future results or future events. The words "believe," "anticipate," "project," "plan," "expect," "intend," "will likely result," "will continue," and similar expressions identify forward-looking statements. While made in good faith and with a reasonable basis based on information currently available to the Company's management, there is no assurance that such opinions, beliefs or expectations will be achieved or accomplished. Various factors, including those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report, could cause actual results and events to vary significantly from those expressed in any forward-looking statement. Such types of statements are intended to be "forward-looking statements" for purposes of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act and should be read in conjunction with the cautionary statements set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Risks Related to Telex's Business." The Company is under no obligation to update any forward-looking statements to the extent it becomes aware that they will not be achieved for any reason.

PRODUCTS AND SERVICES

         The Company has two business segments: Professional Sound and Entertainment and Multimedia/Audio Communications. Financial information for the Company's two business segments for the years ended December 31, 2001, 2000, and 1999, is set forth in Note 13 to the Consolidated Financial Statements of the Company included elsewhere herein.

PROFESSIONAL SOUND AND ENTERTAINMENT

         Professional Sound and Entertainment consists of five lines of business within the overall professional audio market: (i) Fixed Installation, or permanently installed sound systems; (ii) Professional Music Retail, or sound products used by professional musicians and sold principally through retail channels; (iii) Concert/ Recording/Broadcast, or sound products used in professional concerts, recording projects and radio and television broadcast;
(iv) Broadcast Communications Systems, or advanced digital matrix intercoms used by broadcasters, including all major television networks, to control production communications, intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and school sports teams; and (v) Microphones, wired and wireless, used in the education, sports, broadcast, music and religious markets.

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

         The market for Fixed Installation products is generally driven by new construction and upgrades of existing installations. In the United States, new uses of audio products are spurring growth. More dynamic sound and music, requiring more sophisticated audio products, are increasingly being used in cinemas, religious services and sporting events. Abroad, the development of infrastructure and the upgrade of existing facilities, such as auditoriums, public places, theaters and sports facilities, are also sources of increasing demand.

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

         Broadcast Communications Systems. The Company produces a broad line of broadcast communications equipment for end markets such as sports events and broadcasting. The Company's smallest system, the Telex(R) Audiocom(R) modular intercom system, is used by theaters, small sporting arenas, network affiliates and independent cable channels for their communications needs. Typically, these systems are used to link 20 to 30 people so they can communicate during an event or performance. The Company's middle market offering, the RTS(TM) TW intercom system, is used by larger broadcast network affiliates, larger sporting venues and production studios. This system is also used in broadcast trucks as a remote, portable studio for news gathering or sporting events, and typically provides communications links for 50 to 60 people at a time. The Company's high-end product, the RTS(TM) ADAM(TM) (Advanced Digital Audio Matrix) intercom system, is used by the major networks in order to cover large events such as the Olympics and the Super Bowl.

         The Company also provides wired and wireless communication systems and related components to professional, college and high school football teams and the Canadian Football League. In 1996, the Company began providing professional, college and high school coaches with an encrypted wireless intercom system, which allows the head coach to communicate confidentially with offensive and defensive coordinators on the side lines and in the booths above the fields.

         Microphones. The Company's wired and wireless microphones serve the professional needs of sound contractors, entertainers, and speakers, and are used in a variety of settings such as theaters, stadiums and hotels. The Company believes that it offers one of the industry's most extensive lines of wireless microphone, receiver and transmitter systems, including a wide variety of handheld, lapel and guitar microphone options. The Company offers microphones (including noise canceling) with a wide variety of directional patterns to meet the needs for general sound reinforcement as well as the specific needs of users such as drummers, vocalists and public address announcers. Many of these lines incorporate the Company's Posi-Phase(TM) true diversity antenna circuitry which produces a stronger signal for higher quality sound over a longer distance without signal dropouts or switching noise common in other systems. Some of the Company's wireless microphones also incorporate an advanced proprietary multi-crystal tuning system (Clean Scan(TM)) that allows any specific frequency to be used within the operating limits of the receiver. The crystal control and associated radio frequency filtering provide superior radio frequency performance and maximum protection from interference.

MULTIMEDIA/AUDIO COMMUNICATIONS

         Multimedia/Audio Communications segment consists of seven principal product lines: (i) computer audio, (ii) audio duplication, (iii) aviation communications/military acoustic, (iv) antennas, (v) Talking Book Players, (vi) land mobile communications, and (vii) wireless assistive listening systems.

         Customers for computer audio microphones include a number of computer hardware manufacturers, software suppliers and retailers, such as Broadband, Gateway, Inc. and CompUSA, Inc. The principal customers for the Company's aircraft products are the major aircraft manufacturers and airlines, such as Boeing, American Airlines and Delta, as well as airport fixed base operators. Within this segment, the Company also offers a broad line of acoustic accessories and antennas for various communications needs and applications. The Company markets such products to wireless local area network ("WLAN") original equipment manufacturers ("OEMs"), internet service providers ("ISPs"), public safety and law enforcement groups (police, fire departments, emergency services, CIA, FBI and the Secret Service), citizens band radio, land mobile radio, telephony and various commercial, industrial and military markets. The Company also produces audio products for the Library of Congress' Talking Book program.

         Computer Audio. The Company is one of the largest suppliers of voice access products, including analog and digital microphones and headsets to the computer industry. The Company currently sells to many of the major computer manufacturers, software suppliers and retailers, including Gateway, Inc., Broadband and CompUSA, Inc., as well as dozens of other value-added resellers and OEMs. In addition, the Company serves the computer education market, selling a full line of headphones, headsets and group listening centers for use in the classroom with computers, VCRs, CD-ROMs and laserdisc players. The Company's voice access products are used to enable applications on computer devices such as speech dictation, voice over internet protocol, speech, and biometric security.

         Audio Duplication. The Company offers CD and cassette duplicators and copiers, primarily for copying the spoken word. The Company's SpinWise(TM) CD Copier line, available in several models, serves primarily the small/home office and production/studio applications. The SpinWise(TM) CD Copier, available in desktop, tower and rack mount configurations, operates at 24x recording speed, can make one to seven copies at once, and a robotic unit has a 50-disc capacity. The Company's cassette duplicators and copiers primarily serve two principal markets: religious (houses of worship, missionaries and tape ministries) and training programs/seminars (professional seminar presenters, self-improvement programs, teachers, legal documentation and law enforcement). The Company sells a line of high-speed audiocassette duplicators designed for "in-cassette" copying of standard audiocassette tapes. The product line is comprised of four models: the Replica(R) and the Copyette(TM), simple portable units; the new XGEN(TM) series, a duplicator that expands to sixty-seven copy positions with adjustable volume controls; and the EDAT system, which allows the download of information from a PC hard drive to produce analog cassette copies at high speed. A complementary product, Zing(TM), is used to digitize multiple audio channels from analog sources at high speed. These products offer high-speed tape handling, high frequency audio circuit designs and low vibration mechanical drives at competitive prices within their respective categories.

         Aviation Communications/Military Acoustics. The Company designs, manufactures, and markets a broad line of aviation communication headsets, headphones, microphones and intercoms to major commercial and commuter airlines, private pilots and major airframe manufacturers such as Boeing, Airbus, Cessna and Gulfstream. The Company uses its patented ANR(TM) (Active Noise Reduction) technology in several of its designs. In addition, the company designs, manufactures and markets sophisticated microphones and earphones to military and OEM customers for critical military and heavy industrial communication applications. The Company's aviation and military acoustic products are known for their innovative design, rugged construction, technological strength and overall value.

         Antennas. The Company has been designing, manufacturing and marketing antenna products for the past 45 years and is today a leading manufacturer of antennas for the ISM (industrial, scientific and medical), PCS (personal communication systems), MMDS (multi-point, multi-channel distribution system), UNII (unlicensed national information infrastructure) and other microwave and satellite frequencies. The Company supplies antenna products to numerous market-leading OEMs including Cisco Systems, Agere, GE and General Dynamics, as well as to military customers. Over the past several years WLANs have gained strong popularity in a number of markets, including health care, education, manufacturing, retail and warehousing. The WLAN provides businesses with a general-purpose connectivity alternative and/or an extension to existing wired networks within a building or campus.

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

         Land Mobile Communications. The Company produces a broad line of communication products such as headsets, ear-microphones, remote control radio dispatch consoles, audio surveillance products and microphones for the CB radio market. Primary customers include federal, state and local public safety agencies, military, and many other markets such as utilities, railroads, and airlines. The Company believes it has an established reputation within these markets for providing reliable communication products, which is a key requirement for users.

         Wireless Assistive Listening Systems. The Company also produces and distributes wireless assistive listening systems, such as auditory trainers and personal assistive listening devices for the hearing impaired, which help the user in environments with high levels of background noise and poor building acoustics. Auditory trainers allow the user to hear directly from a sound source, such as a teacher, via wireless FM transmitters. Personal assistive listening devices amplify a certain source, such as a speaker. The Company serves the educational and consumer marketplaces for wireless assistive listening systems by providing cost-effective, technologically differentiated, and functionally superior products supported by excellent customer service. The Company's principal focus is on the educational market, where many schools and a number of large city and county school systems use the Company's products. The Company's ClassMate(R) line of auditory trainers offers state-of-the-art RF/wireless designs, compression technology and synthesized frequency selection in a wireless FM behind-the-ear device, which is specially designed for older students who have rejected other models based on the appearance of body-worn auditory trainers.

INTERNATIONAL OPERATIONS

         The Company's products are marketed in over 80 countries worldwide, which reduces the Company's dependence on any single geographic market. The Company has substantial assets located outside of the United States and a substantial portion of the Company's sales and earnings are attributable to operations conducted abroad. For the year ended December 31, 2001, approximately 40 percent of the Company's net revenue consisted of sales made outside the United States, predominantly in Western Europe and Asia. Unlike many of its competitors, which use independent foreign distributors that generally sell a variety of competing products, the majority of the Company's foreign sales efforts are conducted through its foreign distribution subsidiaries. Although the Company's international operations have generally been profitable in the past, the Company's efforts to increase international sales may be adversely affected by, among other things, changes in foreign import restrictions and regulations, taxes, currency exchange rates, currency and monetary transfer restrictions and regulations and economic and political changes in the foreign nations to which the Company's products are exported.

         For the year ended December 31, 2001, the Company's total net sales into each of its principal geographic regions were as follows: United States--$164.5 million, Germany--$22.4 million, Japan--$15.1 million, United Kingdom--$11.2 million, China--$8.7 million, and other foreign countries--$62.6 million.

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

         For the years ended December 31, 2001, 2000, and 1999, engineering expenses for product development were $12.7 million, $14.1 million, and $14.9 million, respectively.

MANUFACTURING

         The Company manufactures most of the products it sells and also manufactures most of the active acoustic components contained in those products in facilities located in the United States, Mexico, Germany and United Kingdom. Manufacturing processes are substantially integrated and, in addition to the assembly-only processes typically found among the Company's competitors, include die casting, fiberglass plastics molding, transformer and coil winding, sheet metal stamping and forming, metal machining, cabinet fabrication, and painting. The Company purchases certain electrical components, magnets, wood products and plastics.

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

         The Company also sells under its brand names a limited number of outsourced finished products, including certain electronic products and loudspeaker systems, where low cost is an essential attribute of the product. In addition, certain other finished products of non-Company brands are purchased to supplement the offerings of the Company's distribution operations in Japan, Hong Kong, Australia and France.

COMPETITION

         The markets within the Professional Sound and Entertainment and Multimedia/Audio Communications segments are both highly competitive and fragmented. The Company faces meaningful competition in both segments and in most of its product categories and markets. Management believes that the key factors for the Company to maintain its position in its various markets are the recognition of its various brand names, superior distribution networks, large user base and large number of products, together with its extensive experience in designing safe and reliable products, dealing with regulatory agencies and servicing and repairing its products.

         While many of the Company's current competitors are generally smaller than the Company, certain of the Company's competitors are substantially larger than the Company and have greater financial resources. The Company believes that its major competitor in providing a full line of professional audio products is Harman International Industries, Incorporated, one of whose three segments competes in the professional audio products market. Sony Corporation is the Company's only significant competitor in the audio duplication market.

         The Company believes the principal competitive factors within each of its two business segments are the factors referred to above, as well as product quality, product reliability, product features, reputation, distribution, customer service and support, ability to meet delivery schedules, warranty terms and price. The Company believes that it competes favorably overall with respect to each of these principal competitive factors.

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

         The Company owns several trademarks in the United States and various foreign countries, including:

          o       Audiocom(R)                       o        Midas(R)
          o       ClassMate(R)                      o        Caramate(R)
          o       Electro-Voice(R)                  o        Dynacord(R)
          o       Klark-Teknik(R)                   o        Klark Teknik(R)
          o       Manifold Technology(R)            o        ProStar(R)
          o       Road King(R)                      o        SoundMate(R)
          o       Telex(R)                          o        University Sound(R)

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

         The Company's operations are not dependent to any significant extent on any single or related group of patents, licenses, franchises or concessions. The Company believes its most significant patents are four patents relating to high output compression drivers, manifold technology products, variable intensity horns and the time division multiplex digital matrix intercom systems, which expire in 2003, 2006, 2009 and 2014, respectively. The Company also owns a number of patents related to the design and manufacture of several of its products, including headsets, headphones, boom-mounted microphones, various transducer devices, multiple-band directional antennas, computer audio microphones, and certain intercom-related devices. The Company does not believe that the expiration of any of its patents will have a material adverse effect on the Company's financial condition or results of operations.

SUPPLIERS

         The Company's extensive vertical integration enables it to manufacture many of the parts for its products internally. Management believes this gives the Company a competitive advantage in controlling quality and ensuring timely availability of parts. The Company purchases raw materials, assemblies and components for its products from a variety of suppliers and also purchases products from OEMs for resale. No single supplier accounts for 10 percent or more of the Company's total cost of supplies.

         The Company has several sole-source suppliers, though none of the suppliers accounts for a significant portion of Company's purchases. Although the Company believes that with adequate notice it can secure, if necessary, alternate suppliers, its inability to do so could result in increased development costs and product shipment delays.

BACKLOG

         As is the case with other companies in the Company's businesses, backlog is not necessarily a meaningful indicator of the conditions of the business since the Company typically receives and ships orders representing a major portion of its quarterly non-contract revenues in the current quarter. As of December 31, 2001, the Company had a backlog of approximately $22.2 million compared to approximately $31.2 million as of December 31, 2000.

ENVIRONMENTAL MATTERS

         The Company and its operations are subject to extensive and changing U.S. federal, state, local and foreign environmental laws and regulations, including, but not limited to, laws and regulations that impose liability on responsible parties to remediate, or contribute to the costs of remediating, current or formerly owned or leased sites or other sites where solid or hazardous wastes or substances were disposed of or released into the environment. These remediation requirements may be imposed without regard to fault or legality at the time of the disposal or release. Although management believes that its current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and may in the future be enacted or interpreted to create environmental liability with respect to the Company's facilities or operations. The Company believes that compliance with federal, state, local and foreign environmental protection laws and provisions should have no material adverse effect on its results of operations or financial condition.

         The Company has had Phase I Environmental Site Assessment and Compliance Reviews conducted by a third-party environmental consultant at a number of its manufacturing sites and is aware of environmental conditions at such sites that require or may require remediation or continued monitoring. The Company is undertaking or is planning to undertake remediation or monitoring at these sites. In particular, the Company's site in Buchanan, Michigan has been designated a Superfund site under U.S. environmental laws and the Company has agreed it is a de minimis responsible party at a number of other currently or formerly owned or utilized sites that have been designated as Superfund sites. The former owner of the properties, Mark IV Industries, Inc. ("Mark IV"), has agreed to fully indemnify the Company for environmental liabilities resulting from the Buchanan, Michigan Superfund site and certain of the other sites at which the environmental consultant indicated monitoring or remediation was necessary.

         The Company is party to a 1988 consent decree with the predecessor to the Nebraska Department of Environmental Quality ("NDEQ") relating to the cleanup of hazardous waste at the Company's Lincoln, Nebraska facility. In connection with ongoing monitoring and cleanup activities at the site and on adjacent property, the Company has received from the NDEQ notices of noncompliance. The Company is in discussions with the NDEQ regarding future actions but does not believe that the costs related to its responsibilities at the site will result in a material adverse effect on the Company's results of operations or financial condition. In December 1997, the Company entered into an Administrative Order on Consent with the U.S. Environmental Protection Agency under the Resource Conservation and Recovery Act to further investigate and remediate the Lincoln facility and an adjoining property. The Company is not able at this time to determine the amount of additional expenses, if any,it may incur as a result of these actions.

         Through December 31, 2001, the Company had accrued approximately $1.9 million over the life of the project for anticipated costs to be incurred for the Lincoln, Nebraska cleanup activities, of which approximately $1.6 million had been paid. See Note 12 to the Consolidated Financial Statements of the Company included elsewhere herein.

         The Company incurs approximately $30,000 to $50,000 per year of expenses associated with the disposal of hazardous materials generated in conjunction with its manufacturing processes.

         There can be no assurance that the Company's estimated environmental expenditures, which it believes to be reasonable, will cover in full the actual amounts of environmental obligations the Company does incur, that Mark IV will pay in full the indemnified environmental liabilities when they are incurred, that new or existing environmental laws will not affect the Company in currently unforeseen ways, or that present or future activities undertaken by the Company will not result in additional environmentally related expenditures. However, the Company believes that compliance with federal, state, local and foreign environmental protection laws and provisions should have no material adverse effect on its results of operations or financial condition.

EMPLOYEES

         As of December 31, 2001, the Company employed 2,331 persons worldwide, of which 2,257 were full-time employees.

         The Company has decided to permanently close its manufacturing facility in Buchanan, Michigan, which employs approximately 135 people, in the second quarter of 2002. The hourly employees at this facility are covered by a collective bargaining agreement. Effective December 6, 2001, the Company reached a negotiated settlement with the union on all issues relating to the closure of this facility.

ITEM 2. PROPERTIES

         The Company's principal manufacturing, sales, administrative, product development, marketing, distribution and service facilities are described in the table below. In addition the Company has other sales facilities throughout the world. Management believes that the Company's plants and facilities are maintained in good condition and, except as noted below, are suitable and adequate for its present needs. Currently, the Company's manufacturing plants are operating at an average of 75 percent of capacity based on a single shift.


                             OWNED/        SIZE
LOCATION                     LEASED    (SQUARE-FEET)                         FACILITY TYPE(a)
--------                     ------    -------------                         ----------------
UNITED STATES:

Blue Earth, Minnesota         Owned       150,000     Manufacturing/Distribution
Buchanan, Michigan(b)         Owned       144,000     Manufacturing/Distribution
Burbank, California          Leased         2,500     Sales
Burnsville, Minnesota        Leased       114,100     Corporate Headquarters/Marketing/Administration/Product
                                                      Development/Sales
Glencoe, Minnesota            Owned       100,000     Manufacturing/Distribution
Lincoln, Nebraska             Owned       120,000     Manufacturing/Distribution/Product Development/Sales
Morrilton, Arkansas           Owned       202,000     Manufacturing/Distribution
Rochester, Minnesota(c)       Owned        30,000     Manufacturing/Distribution

INTERNATIONAL:
Guagzhou, China              Leased         1,500     Sales/Distribution
Hertfordshire, England       Leased           700     Sales
Hermosillo, Sonora, Mexico   Leased        32,500     Manufacturing
Hohenwarth, Germany          Leased        27,400     Manufacturing/warehouse
Kidderminster, England        Owned        35,000     Manufacturing/Sales/Marketing/Administration/Product
                                                      Development/Service
Kowloon, Hong Kong           Leased         7,600     Sales/Marketing/Administration/Distribution/Service
London, England              Leased        11,500     Sales/Marketing/Administration/Distribution/Service
Nagoya, Japan                Leased           600     Sales/Marketing
Osaka, Japan                 Leased         2,000     Sales/Marketing
Paris, France                Leased         4,100     Sales/Marketing/Administration/Distribution/Service
Singapore                    Leased         2,300     Sales/Distribution/Service
Straubing, Germany            Owned       103,600     Manufacturing/Sales/Marketing/Administration/Product
                                                      Development/ Distribution/Service
Straubing, Germany           Leased        13,100     Warehouse
Sydney, Australia            Leased         8,000     Sales/Marketing/Administration/Distribution/Service
Tokyo, Japan                 Leased        25,200     Sales/Marketing/Administration/Distribution/Service
Toronto, Ontario, Canada     Leased         4,000     Sales/Distribution


(a) The Rochester, Minnesota facility is dedicated to the Multimedia/Audio Communications business segment. The Morrilton, Arkansas, Burbank, California, Hohenwarth, Germany, and Buchanan, Michigan facilities are dedicated to the Professional Sound and Entertainment business segment. All other facilities are used for both of the Company's business segments.

(b) The Company expects to vacate this facility in 2002 and relocate the production to other existing facilities.

(c) The Company expects to vacate this facility in 2002 as it will no longer sell the hearing aid products manufactured at this facility.

         The Glencoe, Minnesota; Kidderminster, England; and Hermosillo, Sonora, Mexico facilities have been certified under ISO 9002 and the Rochester, Minnesota and Straubing, Germany facilities have been certified under ISO 9001.

ITEM 3. LEGAL PROCEEDINGS

         From time to time the Company is a party to various legal actions in the normal course of business. The Company believes that it is not currently a party in any litigation, which, if adversely determined, would have a material adverse effect on the financial condition or results of operations of the Company.

         For a discussion of certain environmental matters, see "Item 1. Business -- Environmental Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 20, 2001, the Company's Restated Certificate of Incorporation was amended to increase the authorized capital stock of the Company to include (i) 25 million shares of Common Stock, par value $0.01 per share; (ii) 900 shares of Series A Preferred Stock; and (iii) 5 million shares of Series B Preferred Stock.

         Pursuant to its Amended and Supplemented Consent Solicitation Statement and Exchange Offering Memorandum dated October 24, 2001 (the "Consent Solicitation and Exchange Offer"), the Company solicited consents from holders of its Senior Subordinated Notes for (i) the amendment of certain provisions of the indentures governing such notes (the "Proposed Amendments"), (ii) the waiver of defaults and events of default, and their consequences, under such indentures (the "Default Waiver") and (iii) the approval of certain other restructuring transactions, including modifications to the terms of the Senior Secured Credit Facility, the issuance of an additional $10 million principal amount of new Senior Secured Notes, and the amendment of the Company's Restated Certificate of Incorporation, as hereinafter described (collectively, the "Restructuring Transactions").

         In connection with the Restructuring Transactions, the Company issued an aggregate of 900 shares of Series A Preferred Stock to holders of its Senior Subordinated Notes. The holders of the Series A Preferred Stock had the right to vote with the holder of the Company's outstanding Common Stock on the Restructuring Transactions. Holders who tendered their Senior Subordinated Notes pursuant to the Consent Solicitation and Exchange Offer were deemed to have tendered their Series A Preferred Stock and to have voted in favor of the Restructuring Transactions, provided that the holders of a majority of the Series A Preferred Stock had voted in favor of the Restructuring Transactions. Holders who tendered their Series A Preferred Stock were also deemed to have voted in favor of any amendment of the certificate of incorporation and bylaws of the Company as were determined by the officers of the Company to be necessary or desirable to effect the Restructuring Transactions. The Restructuring Transactions were approved by a vote of the holders of 1,007.8 shares (99.8 percent) of the Series A Preferred Stock and the Common Stock voting together as a single class, and the remaining shares of the Series A Preferred Stock (2.2 shares of the Series A Preferred Stock held by holders of the Senior Subordinated Notes who elected not to participate in the Consent Solicitation and Exchange Offer) were deemed to have abstained from voting for the Restructuring Transactions.

         The holders of the Senior Subordinated Notes who consented to the Restructuring Transactions were offered the opportunity to participate in the Debt Restructuring, that is, to exchange their Senior Subordinated Notes for either of the following (the "Exchange Offer"): (i) units consisting of an allocable portion of the new Senior Subordinated Discount Notes having an aggregate deemed issue price of $56.25 million, and an allocable portion of shares of the Series B Preferred Stock or (ii) an allocable portion of Warrants to purchase shares of the Series B Preferred Stock or Common Stock which would represent an aggregate of up to 25% of the total outstanding capital stock of the Company, subject to the achievement of certain financial targets .

         The Restructuring Transactions and the Debt Restructuring were completed on November 21, 2001.

         The Company's Restated Certificate of Incorporation was also amended to
(i) provide that the board of directors would consist of six members; and (ii) provide that the initial directors would be Edgar S. Woolard, Ned C. Jackson, Keith W. Abell, and three additional persons to be designated after consultation with certain holders of the Senior Subordinated Notes. Directors subsequently selected were Patrick Halloran, Brian Friedman and Harold Bevis. However, Mr. Bevis resigned as a director of the Company on February 14, 2002 for personal reasons.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         There is no established public trading market for the Common Stock, the Series A Preferred Stock or the Series B Preferred Stock or Warrants of the Company.

         As of November 21, 2001, there was one holder of record of Common Stock, and there were two holders of record of the Series A Preferred Stock, approximately 18 holders of record of the Series B Preferred Stock and approximately 19 holders of record of the Warrants.

         The Company has not paid dividends on its Common and Preferred Stock and its ability to pay dividends is restricted under its Senior Secured Credit Facility, the Senior Secured Notes, and the indenture governing the Senior Subordinated Discount Notes. The Company does not plan to pay cash dividends in the foreseeable future and plans to use any retained earnings for working capital purposes, capital expenditures and debt service.

         Information regarding the Company's issuance of securities as part of the Debt Restructuring was included in Part II, Item 2. Changes in Securities and Use of Proceeds, of the Report on Form 10-Q for the quarter ended September 30, 2001, and is included herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data as of and for the years ended December 31, 2001, 2000, and 1999 have been derived from the Company's consolidated financial statements included elsewhere herein, which have been audited by Arthur Andersen LLP, independent public accountants, and should be read in conjunction with such consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data with respect to the nine-month period ended December 31, 1998 and to the fiscal year ended March 31, 1998, are derived from audited consolidated financial statements of the Company that are not included herein. The Merger (as defined herein) has been accounted for essentially as a pooling of interests from May 6, 1997, the date on which EVI (as defined herein) and Old Telex (as defined herein) came under common control, and the selected historical financial data below for the fiscal year ended March 31, 1998 accordingly include the results of operations of Old Telex from May 6, 1997.


                                 FISCAL YEAR    NINE MONTHS   FISCAL YEAR     FISCAL YEAR     FISCAL YEAR
                                    ENDED          ENDED         ENDED          ENDED            ENDED
                                  MARCH 31,     DECEMBER 31,  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                   1998(a)         1998          1999            2000            2001
                                 -----------    -----------   -----------     ----------      ------------
                                                            (IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
Net sales                        $    335.4     $    248.0     $    346.1     $    328.9       $    284.5
Cost of sales                         205.7          157.3          219.4          204.1            185.1
                                 ----------     ----------     ----------     ----------       ----------
Gross profit                          129.7           90.7          126.7          124.8             99.4
Engineering                            17.3           11.2           14.9           14.1             12.7
Selling, general and                   84.1           55.3           88.6           87.8             86.5
  administrative
Restructuring charges                   6.2             --           (2.1)           8.8(c)          11.5(c)
Corporate charges                       2.2            1.3            1.7            1.7              1.7
Amortization of goodwill and
  other intangibles                     5.4            2.1           12.0            2.2              2.2
                                 ----------     ----------     ----------     ----------       ----------
Operating profit (loss)                14.5           20.8           11.6           10.2            (15.2)
Interest expense                       37.9           27.3           36.7           36.0             38.0
Recapitalization expense                6.7             --             --             --               --
Other (income) expense                  0.1           (2.7)          (6.7)         (10.0)            (1.0)
                                 ----------     ----------     ----------     ----------       ----------
Loss before income taxes and
  extraordinary item                  (30.2)          (3.8)         (18.4)         (15.8)           (52.2)
Provision for income taxes              0.1            1.3            4.0            2.2              2.7
                                 ----------     ----------     ----------     ----------       ----------
Loss before extraordinary item        (30.3)          (5.1)         (22.4)         (18.0)           (54.9)
Extraordinary gain (loss) on
  early extinguishment of debt        (20.6)            --             --             --            115.9(d)
                                 ----------     ----------     ----------     ----------       ----------
Net income (loss)                $    (50.9)    $     (5.1)    $    (22.4)    $    (18.0)      $     61.0
                                 ==========     ==========     ==========     ==========       ==========
FINANCIAL DATA:
EBITDA(b)                        $     28.5     $     29.7     $     33.6     $     27.9(c)    $      3.4(c)
EBITDA margin (% of net sales)          8.5%          12.0%           9.7%           8.5%             1.2%
Capital expenditures             $      8.5     $      5.2     $      8.4     $     11.6       $      6.1


                                 MARCH 31,     DECEMBER 31,     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                   1998            1998             1999           2000             2001
                                -----------    ------------     ------------    ------------    ------------
                                                               (IN MILLIONS)
BALANCE SHEET DATA:
Working capital                 $      69.9     $      63.5     $      51.1     $       7.4     $      27.1
Total assets                          300.3           273.3           262.0           223.7           187.6
Long term debt, less current          329.9           321.2           312.2           279.2           147.4
maturities
Shareholders' deficit                (125.8)         (130.1)         (154.5)         (175.4)          (40.0)

NOTES TO SELECTED FINANCIAL DATA

(a) The financial data for Fiscal 1998 consist of results for the twelve months of operations ended March 31, 1998 for EVI and the results of operations of Old Telex for the period from May 6, 1997 (the date on which both entities came under common control) through March 31, 1998.

(b) EBITDA represents earnings (operating profit) before interest expense, income taxes, and depreciation and amortization expense. EBITDA is included because management understands that such information is considered by certain investors to be an additional basis on which to evaluate the Company's ability to pay interest, repay debt and make capital expenditures. Excluded from EBITDA are interest expense, income taxes, depreciation and amortization expense, each of which can significantly affect the Company's results of operations and liquidity and should be considered in evaluating the Company's financial performance. EBITDA is not a measure of performance under generally accepted accounting principles and is not intended to represent and should not be considered more meaningful than, or as an alternative to, measures of operating performance as determined in accordance with generally accepted accounting principles. Moreover, EBITDA is not a standardized measure and may be calculated in a number of ways.

(c) Included in the restructuring charges for the year ended December 31, 2000 is a $4.3 million charge attributed to impairment of goodwill and fixed assets and for the year ended December 31, 2001 is a $7.4 million charge attributed to impairment of fixed assets. The reported EBITDA for the respective periods excludes this impairment charge.

(d) On November 21, 2001 the Company completed a Debt Restructuring, pursuant to which $224.5 million, or 99.8 percent of the total of its Senior Subordinated Notes were exchanged for Senior Subordinated Discount Notes at a deemed issue price of $56.1 million, 5.0 million shares of Series B Preferred Stock and Warrants to purchase 1.7 million shares of Series B Preferred Stock or Common Stock. As part of this Debt Restructuring, the Company recorded $115.9 million of extraordinary gain in the Statement of Operations, and, for the Senior Subordinated Notes exchanged by related parties, recorded the related $52.7 million of gain as contributed capital in the Statement of Shareholders' Deficit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this report, contains forward-looking statements, including, without limitation, statements relating to the Company's plans, strategies, objectives and expectations, that are based on management's current opinions, beliefs, or expectations as to future results or future events and are made pursuant to the "safe harbor" provisions of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any such forward-looking statements involve known and unknown risks and uncertainties and the Company's actual results may differ materially from those forward-looking statements. While made in good faith and with a reasonable basis based on information currently available to the Company's management, there is no assurance that such opinions or expectations will be achieved or accomplished. The Company does not undertake to update, revise or correct any of the forward-looking information contained in this document. The following factors, in addition to those discussed elsewhere in this report, are representative of those factors that could affect the future results of the Company, and could cause results to differ materially from those expressed in such forward-looking statements: (i) the timely development and market acceptance of new products; (ii) the financial resources of competitors and the impact of competitive products and pricing; (iii) changes in general and industry specific economic conditions on a national, regional or international basis; (iv) changes in laws and regulations, including changes in accounting standards; (v) the timing of the implementation of changes in operations to effect cost savings;
(vi) opportunities that may be presented to and pursued by the Company; (vii) the Company's ability to access external sources of capital; and (viii) such risks and uncertainties as are detailed from time to time in the Company's reports and filings with the Securities and Exchange Commission.

         On February 10, 1997, a company wholly owned by Greenwich Street Capital Partners, L.P. and certain affiliated investors acquired from Mark IV and one of its subsidiaries all of the issued and outstanding capital stock of the former parent of EV International, Inc. ("EVI") and each of its subsidiaries (the "Acquisition"). The manager of Greenwich Street Capital Partners, L.P. is GSCP (NJ), L.P. ("GSC Partners").

         On May 6, 1997, Telex Communications, Inc. ("Old Telex") completed a recapitalization (the "Recapitalization") pursuant to an agreement between Telex, Greenwich II LLC ("G-II"), a Delaware limited liability company formed by Greenwich Street Capital Partners, L.P. and certain other investors, and GST Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of G-II.

         On February 2, 1998, EVI merged with Old Telex with EVI surviving (the "Merger"). In the Merger, EVI changed its corporate name to Telex Communications, Inc. The Merger has been accounted for essentially as a pooling of interests from May 6, 1997, the date on which EVI and Old Telex came under common control. In connection with the Merger, the Company had changed its fiscal year end, effective as of March 31, 1998, from the last day of February to March 31, the year historically used by Old Telex. Effective December 31, 1998, the Company changed its fiscal year end from March 31 to December 31; accordingly the financial results for the period ended December 31, 1998 are for the nine-month period beginning on April 1, 1998.

         On November 21, 2001, the Company completed the Debt Restructuring, pursuant to which substantially all of its then existing Senior Subordinated Notes were exchanged for newly-issued Senior Subordinated Discount Notes, Series B Preferred Stock and Warrants to purchase shares of Series B Preferred Stock or Common Stock. The holders of the Series B Preferred Stock are entitled to participate in all matters and distributions on an equal basis with the holders of the Company's Common Stock. The Series B Preferred Stock issued pursuant to this Debt Restructuring represents approximately 99.9 percent of the voting interest in the Company. The Series B Preferred Stock is convertible into an equal number of shares of the Common Stock at the election of the Company. Prior to the Debt Restructuring, the Company was a wholly owned subsidiary of Former Parent, a holding company whose assets consisted primarily of its investment in the Company.

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto contained elsewhere herein.

OVERVIEW

         The Company is a leader in the design, manufacture and marketing of sophisticated audio, wireless and multimedia communications equipment to commercial, professional and industrial customers. The Company has two business segments: Professional Sound and Entertainment and Multimedia/Audio Communications. The Company provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets, and, to a lesser extent, in the retail consumer electronics market. The Company offers a comprehensive range of products worldwide for professional audio systems as well as for multimedia and other communications product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, audio duplication products, Talking Book Players, antennas, land mobile communication systems, personal computer speech recognition and speech dictation microphone systems and wireless assistive listening systems.

         Over 40 percent of the Company's sales are made internationally, in over 80 countries. The Company conducts its foreign sales through its foreign subsidiaries in Germany, Japan, Hong Kong, the United Kingdom, Australia, Singapore, Mexico and France, and exports products from its manufacturing locations in the United States, Germany, the United Kingdom and Mexico for sales through its independent distributors and dealers in other countries.

         Overall, the Company's business is not subject to significant seasonal fluctuations. Management does not believe that inflation has had a material impact on its financial position or results of operations during the years covered by the Consolidated Financial Statements included elsewhere herein. The Company has generally been able to effect price increases equal to any inflationary increase in costs.

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

         The Company reports the foreign exchange gains or losses on transactions as part of other (income) expense. Gains and losses on translation of foreign currency denominated balance sheets are classified as currency translation adjustments and are included in "accumulated other comprehensive income" as part of Shareholders' Deficit.

CRITICAL ACCOUNTING POLICIES

         The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon its Consolidated Financial Statements, which have been prepared in accordance with the accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments, which the Company evaluates on an ongoing basis, that affect the reported amounts of the assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable. Accordingly, actual results may differ from these estimates under different assumptions or conditions.

         The Company has identified several accounting policies, listed below, that are critical to its business operations and the understanding of its Results of Operations. For a more detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements of the Company included elsewhere herein.

         Revenue Recognition. The Company recognizes revenue from product sales at the time of shipment and passage of title. The Company also offers its customers certain rights to return products. The Company continuously monitors and tracks such product returns and records a provision for the estimated amount of such future returns, based on historical experience and any notification it receives of pending returns. While such returns have historically been within the Company's expectations and provisions established, the Company cannot guarantee that its historical experience will continue.

         Allowance for Doubtful Accounts. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness. The Company continuously monitors collections from customers and maintains a provision for estimated credit losses based on historical experience and any specifically identified collection issues. However, the Company cannot guarantee that it can accurately predict the future creditworthiness of its customers and, accordingly, accurately estimate credit losses on its accounts receivable.

         Inventories. Inventories are valued at lower-of-cost or market. The Company regularly reviews inventory quantities on hand and records a provision, charged to cost of sales, for excess and obsolete inventory based primarily on estimated demand for product and for production requirements, generally for the next twelve to twenty-four months. Demand for certain of the Company's products can fluctuate significantly. In addition, certain of the Company's products are characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of excess and obsolete inventory quantities on hand. Additionally, the Company's estimates of future product demand may prove to be inaccurate, in which case its provision required for excess and obsolete inventory would be misstated. Therefore, any unanticipated decline in future demand or technological developments could have a significant impact on the value of the Company's inventory and reported operating results.

         Determination of Functional Currencies for the Purpose of Consolidation. The Company has several foreign subsidiaries for which the local currency is the functional currency. These subsidiaries accounted for approximately 40 percent of consolidated net sales for the year ended December 31, 2001, and accounted for 32 percent of the consolidated assets and 13 percent of the consolidated liabilities at December 31, 2001.

         In preparing its Consolidated Financial Statements, the Company is required to translate the foreign subsidiaries' accounting records and financial statements from their respective local currencies into United States dollars. This process results in exchange gains and losses. Under relevant accounting guidelines, the exchange gains and losses are either included within the Statement of Operations or in Shareholders' Equity as cumulative translation adjustment and included in "accumulated other comprehensive income."

         The accounting treatment of these translation gains and loses is dependent upon management's determination of the functional currency of each subsidiary. If the subsidiary's functional currency is deemed to be the local currency, then its related translation gain or loss is included in cumulative translation adjustment. If the functional currency is deemed to be the United States dollar, then the translation gain or loss is included in the Statement of Operations. If a subsidiary is disposed of, any cumulative translation adjustment would be realized in the Statement of Operations. If the Company determines that there has been a change in a subsidiary's functional currency to the United States dollar, any translation gains or losses arising thereafter would be included in the Statement of Operations.

         Under the relevant accounting standards, the Company has determined the local currency to be the functional currency for all of its international subsidiaries except for its Mexican subsidiary. The magnitude of the translation gains and losses is dependent upon the movement in the exchange rates of the foreign currencies of the Company's subsidiaries against the United States dollar. The foreign currencies of the Company's subsidiaries for which the local currency is the functional currency include the Euro, the Great Britain Pound, the Japanese Yen, the Australian dollar, the Singapore dollar and the Hong Kong dollar. Any future translation gains or losses could be higher than those recorded in prior years because of the unpredictability of the movement in exchange rates. In addition, the Company may dispose of a subsidiary or determine that the functional currency of a subsidiary has changed to the United States dollar.

         Valuation of Long-Lived and Intangible Assets and Goodwill. The Company has identifiable intangibles and long-lived assets. The Company assesses the impairment of those assets whenever events and circumstances trigger an impairment review. The Company records impairment loss on these assets when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The cash flow estimates are based on historical results adjusted to reflect the best estimate of future market and operating conditions. Because of the unpredictability of future market and operating conditions, there is no guarantee that the Company will not have to record impairment charges in the future.

         The Company has enterprise level goodwill that it amortized until December 31, 2001. In 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets," in lieu of amortization expense, the Company will perform an initial impairment review of the goodwill and an annual impairment review thereafter. The Company expects to complete the initial review in 2002.

RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, the percentage relationship to net sales of certain items in the Company's Consolidated Statements of Operations.



                                                           PERCENTAGE OF NET SALES
                                                 ------------------------------------------------

                                                  Year Ended        Year Ended       Year Ended
                                                     2001              2000              1999
                                                 ------------      ------------      ------------
Net Sales:
     Professional Sound and Entertainment                69.2%             64.6%             61.4%
     Multimedia/Audio Communications                     30.8              35.4              38.6
                                                 ------------      ------------      ------------
Total net sales                                         100.0%            100.0%            100.0%
                                                 ------------      ------------      ------------
Gross Profit:
     Professional Sound and Entertainment                33.9%             38.6%             39.6%
     Multimedia/Audio Communications                     37.3              36.8              31.8
                                                 ------------      ------------      ------------
Total gross profit                                       34.9%             37.9%             36.6%
Operating Expense                                        40.4              34.8              33.2
                                                 ------------      ------------      ------------
Operating income (loss)                                  (5.3)%             3.1%              3.4%
                                                 ============      ============      ============
Extraordinary gain on early extinguishment of
  debt                                                   40.7%               --                --
                                                 ============      ============      ============
Net income (loss)                                        21.4%             (5.5)%            (6.5)%
                                                 ============      ============      ============

      YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Net Sales. The Company's net sales decreased 13.5 percent or $44.4 million from $328.9 million for the year ended December 31, 2000 to $284.5 million for the year ended December 31, 2001. Sales in both the Multimedia/Audio Communications and Professional Sound and Entertainment segments declined. The decline is attributed primarily to the slowdown in the economy compounded by a precipitous decline in the second half of 2001.

         Net sales in the Company's Professional Sound and Entertainment segment declined $15.8 million, or 7.4 percent, from $212.6 million for the year ended December 31, 2000 to $196.8 million for the year ended December 31, 2001. The decline is attributed primarily to the slowdown in the economy.

         Net sales for the Multimedia/Audio Communications segment decreased $28.7 million, or 24.7 percent, from $116.3 million for the year ended December 31, 2000 to $87.6 million for the year ended December 31, 2001. The decline in net sales is attributed primarily to the slowdown in the economy, which had a significant impact on the sales of the Company's communication products, and to the decline in sales of the hearing aid products due to the Company plans to discontinue the product line.

         Gross Profit. The Company's gross profit decreased $25.3 million, or
20.3 percent, from $124.7 million for the year ended December 31, 2000 to $99.4 million for the year ended December 31, 2001. As a percentage of sales, the gross margin rate of 34.9 percent for the year ended December 31, 2001 decreased from 37.9 percent for the year ended December 31, 2000. The decrease in the gross margin rate for the year ended December 31, 2001 is attributed mainly to lower manufacturing plant capacity utilization due to lower sales, write-offs for excess and obsolete inventories due to lower sales, and startup inefficiencies of a new manufacturing plant.

         The gross margin rate for the Professional Sound and Entertainment segment declined from 38.6 percent for the year ended December 31, 2000 to 33.9 percent in the year ended December 31, 2001. The decline is attributed primarily to manufacturing inefficiencies during startup of a new manufacturing facility and to the write-off of excess and obsolete inventories.

         The gross margin rate for the Multimedia/Audio Communications segment increased from 36.8 percent in the year ended December 31, 2000 to 37.3 percent in the year ended December 31, 2001. The increase is attributed primarily to a favorable product mix.

         Engineering. The Company's engineering expenses decreased $1.4 million, or 9.9 percent from $14.1 million for the year ended December 31, 2000 to $12.7 million for the year ended December 31, 2001. The decrease is attributed primarily to the spending restraints the Company implemented due to the slowdown in sales.

         Selling, General and Administrative. The Company's selling, general and administrative expenses decreased $1.2 million, or 1.4 percent, from $87.7 million for the year ended December 31, 2000 to $86.5 million in the year ended December 31, 2001. Both years contained certain unusual charges as described below. Excluding those charges, selling, general and administrative expenses decreased $3.6 million due to lower incentive compensation, spending restraints and benefits of restructuring.

         Included in the selling, general and administrative expenses for the year ended December 31, 2001 is a special charge of $2.8 million for an additional provision for bad debts based on the Company's assessment that collectability from a number of customers is now doubtful. Included in selling, general and administrative expense for the year ended December 31, 2000 is a $0.4 million charge attributed to the cost related to a lawsuit filed by the Company's former distributor in France.

         Corporate Charges. Corporate charges of $1.7 million for the year ended December 31, 2001 remained unchanged from the year ended December 31, 2000. The charges represent fees to Greenwich Street Capital Partners, Inc. for consulting and management services provided under a management and services agreement.

         Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles of $2.2 million for the year ended December 31, 2001 remained relatively unchanged from the year ended December 31, 2000.

         Restructuring Charges. The Company recorded a pre-tax restructuring charge of $11.5 million in the year ended December 31, 2001 attributed to the consolidation of certain of the Company's manufacturing operations, to the restructuring of its operations in Hong Kong, Canada and Mexico, and to the discontinuation of its hearing aid products. The restructurings will result in a reduction of approximately 450 employees, primarily in manufacturing and distribution, with approximately 210 employees terminated by December 31, 2001. Included in the restructuring charges are $7.4 of non-cash charges associated with writedown of fixed assets and expected cash expenditures of $4.1 million, primarily for severance costs, of which $1.1 million was paid as of December 31, 2001 and the remaining $3.0 million is to be paid substantially over the next 12 months.

         Interest Expense. The Company's net interest expense increased from $36.0 million for the year ended December 31, 2000 to $38.1 million for the year ended December 31, 2001. Interest expense for the year ended December 31, 2000 was offset by $2.2 million of interest income associated with an arbitration ruling related to a dispute arising out of the Company's 1996 purchase of Audio Products Group from Mark IV. Interest expense decreased slightly from $38.2 million for the year ended December 31, 2000 to $38.1 million for the year ended December 31, 2001. The decrease in interest expense is attributed to lower outstanding average indebtedness offset partially by a higher average interest rate.

         Other Income. The Company's other income decreased from $10.0 million in the year ended December 31, 2000 to $1.0 million in the year ended December 31, 2001. The significant components of other income in the year ended December 31, 2001 were $0.8 million from the sale of branding rights, $0.3 million gain on foreign exchange, $0.3 million of royalty income and a $0.2 million loss on proceeds from the sale of certain assets. The significant components of other income in the year ended December 31, 2000 were $6.5 million of income attributed to the restructuring of a license agreement to provide for a one-time, up-front fee in lieu of future royalties, offset by $0.2 million of related expenses, a $1.0 million gain on the sale of a trademark, $2.1 million of proceeds from an insurance settlement related to a lawsuit filed by the Company's former CEO, a $0.2 million gain on $1.7 million of proceeds from the sale of the Company's former corporate headquarters and a $0.3 million gain on foreign exchange.

         Income Taxes. The Company's effective tax rate for the years ended December 31, 2001 and December 31, 2000 is not meaningful because a tax benefit has not been recorded on the pretax loss in the United States. The tax provision recorded relates only to the countries in which the Company is profitable. The Company's income tax benefit, excluding the income tax provision related to the net deferred tax asset valuation allowance, was 25.7 percent of the pretax loss for the year ended December 31, 2001, compared with 17.7 percent for the year ended December 31, 2000. The increase in effective tax rate is principally due to the Company's worldwide taxable loss consisting of a lower proportion of foreign subsidiary taxable income in 2001, thus creating a smaller income tax payable offset to the Company's worldwide income tax benefit.

         As of December 31, 2001, the Company has provided $5.7 million for tax liability, penalties, and accrued interest related to an unsettled dispute with the IRS for taxable years 1990 through 1995. The Company has agreed with the IRS on the final amount of the tax liability to be paid and is making monthly payments.

         At December 31, 2001, the Company has $32.2 million of net operating loss carryforwards. The Company has established a net deferred tax valuation allowance of $44.5 million due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. Management considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

         The Company did not recognize any taxable income on the extraordinary gain on early extinguishment of debt related to the Debt Restructuring completed on November 21, 2001 due to certain provisions of the United States Internal Revenue Code ("Code") for taxpayers deemed insolvent. Those same provisions also provide that any taxpayer not recognizing taxable income due to this insolvency provision will reduce all tax attributes, as defined under the Code, to the extent of the unrecognized gain. The Company's portion of net operating loss carryforwards that were generated in the United States is the only tax attribute to which this provision is applicable. As of December 31, 2001, the Company had a deferred tax asset related to net operating losses of $32.2 million, of which $31.0 million is related to the net operating losses generated in the United States and $1.2 million is related to the net operating losses generated by foreign subsidiaries. Therefore, on January 1, 2002, the Company will be required to reduce to zero the $31.0 million of the deferred tax asset and the valuation allowance related to the net operating losses in the United States.

         Extraordinary Gain on Early Extinguishment of Debt. On November 21, 2001 the Company completed a Debt Restructuring, pursuant to which $224.5 million, or 99.8 percent of the total of its Senior Subordinated Notes were exchanged for Senior Subordinated Discount Notes at a deemed issue price of $56.1 million, 5.0 million shares of Series B Preferred Stock and Warrants to purchase 1.7 million shares of Series B Preferred Stock or Common Stock. As part of the Debt Restructuring, the Company recorded $115.9 million of extraordinary gain in the Statement of Operations and, for the Senior Subordinated Notes exchanged by related parties, recorded the related $52.7 million of gain as contributed capital in the Statement of Shareholders' Deficit.

      YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Net Sales. The Company's net sales decreased 5.0 percent or $17.2 million from $346.1 million for the year ended December 31, 1999 to $328.9 million for the year ended December 31, 2000. The Multimedia/Audio Communications segment was responsible for the decrease. The decline in net sales is attributed primarily to discontinued products in the Multimedia/Audio Communications segment and to a slowdown in the economy in the fourth quarter of 2000.

         Net sales in the Company's Professional Sound and Entertainment segment increased $0.3 million, or 0.1 percent, from $212.3 million for the year ended December 31, 1999 to $212.6 million for the year ended December 31, 2000. The Company believes that delay in the introduction of new products due to consolidation of the operations together with the slowdown in the global economy in the fourth quarter of 2000 lowered the Company's 2000 sales growth.

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

         Selling, General and Administrative. The Company's selling, general and administrative expenses decreased $0.9 million, or 1.0 percent, from $88.6 million for the year ended December 31, 1999 to $87.7 million in the year ended December 31, 2000. Both years contained certain one-time, unusual charges as described below. Excluding those charges, selling, general and administrative expenses increased $4.7 million due to increased spending on information technology, primarily to consolidate United States accounting and operational systems onto one platform, to increases in salary and incentive compensation and to rent associated with the new corporate headquarters.

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

         Corporate Charges. Corporate charges of $1.7 million for the year ended December 31, 2000 remained unchanged from the year ended December 31, 1999. The charges represent fees to Greenwich Street Capital Partners, Inc. for consulting and management services provided under a management and services agreement.

         Amortization of Goodwill and Other Intangibles. Amortization of goodwill and other intangibles decreased $9.8 million from $12.0 million in the year ended December 1999 to $2.2 million in the year ended December 31, 2000. In the year ended December 31, 1999 the Company recognized one-time charges of $2.9 million for write-off of goodwill attributed to certain discontinued products and $6.3 million attributed to the impairment of certain long-lived intangible assets.

         Restructuring Charges. The Company recorded a pre-tax restructuring charge of $8.8 million in the year ended December 31, 2000 attributed to the consolidation of certain of its United States manufacturing, engineering, marketing, services and administrative operations to reduce costs, to better utilize available manufacturing and operating capacity and to enhance competitiveness. The consolidation resulted in a reduction of approximately 500 employees, primarily in manufacturing and distribution, with 425 employees terminated as of December 31, 2000.

Included in the restructuring charges are $4.0 million of expected cash expenditures, primarily related to severance pay expected to be paid through June 2001 and $4.8 million of non-cash charges, primarily related to discontinued product lines. In the year ended December 31, 1999, the Company reversed an excess of $2.1 million of the $6.2 million of restructuring charges accrued in 1998.

         Interest Expense. The Company's net interest expense decreased $0.7 million from $36.7 million for the year ended December 31, 1999 to $36.0 million for the year ended December 31, 2000. Interest expense for the year ended December 31, 2000 was offset by $2.2 million of interest income associated with an arbitration ruling related to a dispute arising out of the Company's 1996 purchase of Audio Products Group from Mark IV. Interest expense increased $1.7 million for the year ended December 31, 2000 compared with the year ended December 31, 1999. The increase in interest expense is attributed to higher interest rates and to higher average outstanding indebtedness associated with the Company's Senior Secured Credit Facility.

         Other Income. The Company's other income increased $3.3 million from $6.7 million for the year ended December 31, 1999 to $10.0 million for the year ended December 31, 2000. The significant components of other income in the year ended December 31, 2000 were $6.5 million of income attributed to the restructuring of a license agreement to provide for a one-time, up-front fee in lieu of future royalties, offset by $0.2 million of related expenses, a $1.0 million gain on the sale of a trademark, $2.1 million of proceeds from an insurance settlement related to a lawsuit filed by the Company's former CEO, a $0.2 million gain on $1.7 million of proceeds from the sale of the Company's former corporate headquarters and a $0.3 million gain on foreign exchange. The significant components of other income in the year ended December 31, 1999 were $7.0 million attributed to royalty income, of which $6.0 million was attributed to a one-time payment for shortfall of past royalty fees due the Company, $0.9 million of proceeds from the Company's insurance claim for business interruption related to a facility destroyed in a fire, a $0.5 million loss on foreign exchange and a $0.3 million loss attributed to the sale of certain product lines and facilities.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, the Company had cash and cash equivalents of $3.0 million compared to $2.7 million at December 31, 2000. The Company's principal sources of funds for the year ended December 31, 2001 consisted of $8.8 million from financing activities. The Company's principal uses of funds for the year ended December 31, 2001 consisted of $6.1 million for capital expenditures and $2.7 million for operating activities.

         The Company's investing activities consist mainly of capital expenditures to maintain facilities, to acquire machines or tooling, to update certain manufacturing processes, to update information systems and to improve efficiency. The Company's ability to make capital expenditures is subject to certain restrictions (as defined below) under its Senior Secured Credit Facility, its Senior Secured Notes, and its Senior Subordinated Discount Notes.

         The Company's consolidated indebtedness decreased $163.4 million, from $340.2 million at December 31, 2000 to $176.8 million at December 31, 2001. The decrease in debt is attributed to the Debt Restructuring the Company completed on November 21, 2001, partially offset by new indebtedness.

         The Company relies mainly on internally generated funds and, to the extent necessary, borrowings under the Revolving Credit Facility and foreign working capital lines to meet its liquidity needs. The Company's liquidity needs arise primarily from debt service, working capital needs and capital expenditure requirements.

         The Company's credit facilities as of December 31, 2001, include the Senior Secured Credit Facility consisting of the Term Loan Facility of $115.0 million and the Revolving Credit Facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines, subject to certain limitations, of $7.2 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

         As of December 31, 2001, $8.0 million of the Company's $78.0 million remaining borrowings under the Term Loan Facility is payable in the next 12 months, with the balance payable as described below. In addition, the Company had borrowings of $16.0 million under the Revolving Credit Facility under the Company's Senior Secured Credit Facility and borrowings of $5.2 million under the foreign working capital lines. The net availability, after deduction for open letters of credit and borrowing base limitations, under the Revolving Credit Facility and the foreign working capital lines was $6.5 million at December 31, 2001. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by the Company; therefore, the Company's financial condition is and will continue to be affected by changes in the prevailing interest rates. The effective interest rate under these credit facilities in the year ended December 31, 2001 was 8.9 percent.

         Pursuant to the Term Loan Facility, the Company is required to make scheduled permanent principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($18.1 million of which was outstanding at December 31, 2001), of $1.9 million, $2.3 million and $13.9 million in 2002, 2003 and 2004
(with a final maturity date of April 30, 2004), respectively, and (ii) the $65.0 million Tranche B Term Loan Facility ($59.9 million of which was outstanding at December 31, 2001), of $6.1 million, $7.7 million and $46.1 million in 2002, 2003 and 2004 (with a final maturity date of April 30, 2004), respectively. In addition, under the terms of the Senior Secured Credit Facility, the Company generally is required to make mandatory prepayments from proceeds of the sale of assets.

         In April 2001, the Company issued Tranche A Senior Secured Notes in the principal amount of $20.0 million (of which $9.8 million of the notes were purchased by a related party) to increase its liquidity. The net proceeds to the Company were $18.8 million after payment of commitment fees. The Tranche A Senior Secured Notes are junior to the Senior Secured Credit Facility but senior to the Senior Subordinated Notes and the Senior Subordinated Discount Notes. Interest on the principal amount of the Tranche A Senior Secured Notes compounds quarterly at 18 percent per annum, increasing by 75 basis points each quarter until the applicable interest rate is 25 percent per annum, and is payable at maturity. The interest rate on the Tranche A Senior Secured Notes for the quarter ended December 31, 2001 was 19.5 percent per annum. The Company used the proceeds from the Tranche A Senior Secured Notes to pay interest on the Senior Subordinated Notes and for working capital purposes.

         In November 2001, the Company completed a Debt Restructuring, pursuant to which $224.5 million, or 99.8 percent of its Senior Subordinated Notes were exchanged for Senior Subordinated Discount Notes at a deemed issue price of $56.1 million, 5.0 million shares of Series B Preferred Stock and Warrants to purchase 1.7 million shares of Series B Preferred Stock. Further, the lenders under the Company's Senior Secured Credit Facility and the holders of its Tranche A Senior Secured Notes waived existing defaults, including defaults that existed at September 30, 2001, and agreed to the modification of certain covenants. As part of this Debt Restructuring, the Company recorded $115.9 million of extraordinary gain in the Statement of Operations and, for the Senior Subordinated Notes exchanged by related parties, recorded the related $52.7 million of gain as contributed capital in the Statement of Shareholders' Deficit.

         In connection with the Debt Restructuring, the Company issued Tranche B Senior Secured Notes in the principal amount of $10.0 million (of which $5.0 million of the notes were purchased by a related party) for net proceeds of $9.4 million after payment of commitment fees. The Tranche B Senior Secured Notes are identical to the Tranche A Senior Secured Notes, except that the initial interest rate on the Tranche B Senior Secured Notes is 19.5 percent per annum. The Company used the proceeds from the Tranche B Senior Secured Notes for working capital and other general corporate purposes.

         In 2001 the Company had defaulted on certain covenants related to its Senior Secured Credit Facility, the Tranche A Senior Secured Notes and the Senior Subordinated Notes, had to incur additional indebtedness to meet its liquidity needs, and subsequently completed a Debt Restructuring (See Note 7 to the Consolidated Financial Statements of the Company included elsewhere herein). The Company will need to improve its operating performance in 2002 to improve the cash flow to meet its liquidity needs. In 2002, the Company's debt service obligations will decline due to the Debt Restructuring. The Company also expects an improvement in its operating performance due to the benefits from the 2001 restructurings, most of which will be fully implemented in early 2002. While the Company believes these actions will provide adequate cash flow to meet its debt service obligations, capital expenditure needs and working capital requirements in 2002, no assurance can be given in this regard. Additionally, the Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

CERTAIN RISKS RELATED TO TELEX'S BUSINESS

         The statements under this caption are intended to serve as cautionary statements within the meaning of the Section 27A of the Securities Act and
Section 21E of the Securities Exchange Act and should be read in conjunction with the forward-looking statements in this report as well as statements presented elsewhere by management of the Company. Various factors, including those described in this section and elsewhere in this report, could cause actual results and events to vary significantly from those expressed in any forward-looking statement. The following information is not intended to limit in any way the characterization of other statements or information in this Report as cautionary statements for such purpose.

         Substantial Leverage and Debt Service Obligations. The Company is highly leveraged. In 2001 the Company had defaulted on certain covenants related to its Senior Secured Credit Facility, the Tranche A Senior Secured Notes and the Senior Subordinated Notes, had to incur additional indebtedness to meet its liquidity needs, and subsequently completed a Debt Restructuring (See Note 7 to the Consolidated Financial Statements of the Company included elsewhere herein). The Company will need to improve its operating performance in 2002, including realizing the benefits from the 2001 restructurings, most of which will be fully implemented in early 2002, to improve the cash flow to meet its liquidity needs. The Company's high degree of leverage could have important consequences, including but not limited to the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to debt service, thereby reducing the funds available to the Company for other purposes, including product development and marketing; and (iii) the Company's flexibility to adjust to changing market conditions and the ability to withstand competitive pressures could be limited, and the Company may be more vulnerable to a downturn in general economic conditions or its business, or may be unable to carry out capital spending that is important to its growth strategy. The Company's ability to repay or to refinance its obligations with respect to its indebtedness will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond the Company's control. These factors could include operating difficulties, increased operating costs, product prices, the response of competitors, regulatory developments, and delays in implementing strategic projects.

         Restrictive Financing Covenants. The Senior Secured Credit Facility, the Senior Secured Notes and the indenture governing the Senior Subordinated Discount Notes contain a number of significant covenants that will restrict the operations of the Company and its subsidiaries. The Company's ability to comply with such covenants and other restrictions may be affected by events beyond its control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions could result in a default under the Senior Secured Credit Facility, the Senior Secured Notes and the indenture governing the Senior Subordinated Discount Notes that would permit the lenders to declare all amounts outstanding to be immediately due and payable, together with accrued and unpaid interest, and the commitments of the lenders under the Revolving Credit Facility to make further extensions of credit thereunder could be terminated. In the event the lenders were to declare the Company in default, the Company may not be able to raise sufficient cash to repay the lenders.

         Control of the Company. Over 50 percent of the voting power of the Company's outstanding securities is held by GSCP Recovery, Inc., GSC Partners CDO Fund, Limited, and Jefferies & Company, Inc. Two of the Company's directors are affiliated with one or more of these holders. A third director is serving at the request of one of the holders, and a fourth director, to be nominated after discussions with certain significant holders of the Company's Senior Subordinated Discount Notes, will fill a current vacancy on the board of directors.

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

         Currency and Other Risks Attendant to International Operations. The Company's efforts to increase international sales may be adversely affected by, among other things, changes in foreign import restrictions and regulations, taxes, currency exchange rates, currency and monetary transfer restrictions and regulations and economic and political changes in the foreign nations in which the Company's products are manufactured and/or sold. Although the Company's international operations have generally been profitable in the past, there can be no assurance that one or more of these factors will not have a material adverse effect on the Company's financial position or results of operations in the future. In addition, the Company has not registered its significant trademarks in all foreign jurisdictions in which it does business and there can be no assurance that attempts at registration in such foreign jurisdictions would be successful.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

         The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The counterparties to the Company's financial instruments are major financial institutions.

         The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

EXCHANGE RATE SENSITIVITY ANALYSIS

         The Company enters into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During 2001, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in the Statement of Operations.

         At December 31, 2001, the Company had outstanding foreign forward exchange contracts with a notional amount of $3.7 million and with a weighted average maturity of 60 days.

         At December 31, 2001, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10 percent fluctuation in exchange rates for these currencies would change the fair value by approximately $0.4 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

         For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact the Company's earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value of the debt but do impact the Company's future earnings and cash flows, assuming other factors are held constant.

         At December 31, 2001, the Company had fixed rate debt of $44.9 million, step-up, pay-in-kind interest debt of $31.6 (redemption value of $33.1 million at December 31, 2001), and an interest-free loan of $1.1 million. Holding all other variables constant (such as foreign exchange rates and debt levels), a one-percentage point decrease in interest rates would increase the unrealized fair market value of these debts by approximately $2.8 million.

         At December 31, 2001, the Company had floating rate debt of $99.1 million. The earnings and cash flow impact for the next twelve months resulting from a one-percentage point increase in interest rates on this debt would be approximately $1.0 million, holding all other variables constant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Public Accountants, Consolidated Financial Statements and Supplementary Data required by Item 8 are set forth immediately following the signature page of this report and are incorporated herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with the Company's independent public accountants on accounting or financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the name, age and position, as of March 15, 2002, of each of the executive officers and directors of the Company.

                 NAME                        AGE                       POSITION
                 ----                        ---                       --------

Ned C. Jackson                                66       Director, Chief Executive Officer and President

Gregory W. Richter                            40       Vice President, Chief Financial Officer, International-ROW

Mahedi Jiwani                                 53       Vice President, Finance

Glen E. Cavanaugh                             58       Group Vice President and President, Multimedia/Audio
                                                       Communications Group

Scott Myers                                   55       Vice President, Administration

Mathias von Heydekampf                        39       President, Worldwide Electronics/Europe-ROW

Edgar S. Woolard, Jr.                         67       Director, Chairman of the Board

Keith W. Abell                                45       Director

Brian Friedman                                46       Director

Patrick Halloran                              42       Director

         Mr. Jackson became a director of the Company and was appointed as Chief Executive Officer and President in 1998. Prior to joining the Company, Mr. Jackson was with DuPont for 37 years, most recently as Vice President and General Manager of DuPont's DACRON(R) and Specialty Chemicals units.

         Mr. Richter joined the Company in September 1998 as Vice President and Treasurer. He became Vice President International - ROW (Rest of World) in November 2000. While retaining these responsibilities, he was promoted to Chief Financial Officer in February 2002. Prior to joining the Company, Mr. Richter served as Assistant Treasurer of Imation Corporation from 1996 to 1998.

         Mr. Jiwani joined the Company in September 1997 as Vice President, Corporate Controller. He was promoted to Vice President, Finance in November 2000, and also assumed additional responsibilities of the Treasury function. Prior to joining the Company, Mr. Jiwani was Corporate Controller for the Tennant Company from December 1993 to September 1997.

         Mr. Cavanaugh is Group Vice President and President of the Multimedia/Audio Communications Group of the Company. Mr. Cavanaugh joined Telex in April 1993 as Vice President and General Manager of Old Telex's Multimedia/Audio Communications Group and was appointed president of the Group in May 1994. Prior to joining Old Telex, Mr. Cavanaugh was Senior Vice President, Sales and Marketing of Applied Voice Technology, Inc., which he joined in 1990. Mr. Cavanaugh will resign from the Company on March 29, 2002.

         Mr. Myers joined the Company in January 1999 as Chief Information Officer and Vice President, Planning and Supply Chain, and in June 1999, he also assumed responsibility for International ROW sales which positions he held until his appointment as Vice President, Worldwide Operations/International ROW in December 1999. In October 2001, Mr. Myers transferred to the new role of Vice President, Administration with responsibility for

 Information Systems, Facilities Management and the Company's Product Development Program. From 1997 to 1998, he was Vice President of Operations Services for Viasystems Group, Inc., the world's largest printed circuit board manufacturer. From 1993 to 1997, Mr. Myers was Director of Information Systems for Mills & Partners, Inc. and Director of Information Systems for Berg Electronics Inc., a Mills & Partners Company. Mr. Myers will resign from the Company on March 29, 2002.

         Mr. von Heydekampf was promoted in March 2001 to the position of President, Worldwide Electronics/Europe and ROW. From December 1999 to March 2001, he was President, Electronics Group and Managing Director for Europe. He joined the Company in February 1997 as Managing Director, Germany and for the Company's subsidiary in France.

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

         Mr. Abell became a director of the Company in December 1997. Mr. Abell is a Co-President of GSC Partners which he joined at its inception in 1994. Prior to that, Mr. Abell was with the Blackstone Group from 1990 to 1994. He was a Managing Director of The Blackstone Group, based in Hong Kong, where he headed Blackstone's Asian private equity business and prior thereto in Tokyo, where he advised Blackstone's U.S. and Asian clients. Prior to that, Mr. Abell was with Goldman, Sachs & Co. from 1986 to 1990. GSC Partners is affiliated with several entities that, together, own a significant portion of the Company's shares.

         Mr. Friedman became a director of the Company in November 2001. He has been President of Jefferies Capital Partners and a member of the executive committee of Jefferies & Company, Inc. since 2001. He has been a Managing Member of FS Private Investments since 1997. Jefferies & Company, Inc. owns a significant portion of the Company's shares.

         Mr. Halloran became a director of the Company in November 2001. He is also a Vice President and a member of the Board of Directors of Wayland Investment Advisers, Inc. (a wholly-owned subsidiary of Cargill Financial Services Corporation ("CFSC")), and has been the portfolio manager since 1990. CFSC is a wholly owned subsidiary of Cargill, Inc. Wayland Investment Advisers, Inc. and affiliates, together, own a significant portion of the Company's Shares. Mr. Halloran is serving on the Board of Directors at the request of Jefferies & Company, Inc.

         Jefferies & Company, Inc. has a right to appoint a director to fill the current vacancy on the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         All of the Company's directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at Board meetings and other Company-related business requiring their presence.

         In 2001, Christopher P. Forester, a former director of the Company, was paid $100,000 for finance and business advisory services he provided to the Company subsequent to his resignation from the Board.

         By a resolution dated November 20, 2001, the Board of Directors of the Company approved the payment of a salary of $180,000 per year to Edgar S. Woolard, Jr., Chairman of the Board, for the period from November 20, 2001 through December 31, 2002. Under this resolution, Mr. Woolard was paid $20,000 in 2001.

         Currently, Keith Abell is an officer of GSC Partners, which is the manager of Greenwich Street Capital Partners, Inc., to which the Company pays fees for consulting services. See "Item 13. Certain Relationships and Related Transactions."

EXECUTIVE COMPENSATION

         The following table sets forth information with respect to all compensation paid or accrued by the Company during the last three fiscal years for services rendered in all capacities by its Chief Executive Officer and the four most highly compensated executive officers whose cash compensation exceeded $100,000 for the year ended December 31, 2001 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION
                                                      -----------------------
                                                                                    LONG-TERM
                                                                                  COMPENSATION
                                                                                  ------------
                                                                                 NUMBER OF SHARES        ALL OTHER
NAME AND PRINCIPAL POSITION            FISCAL YEAR     SALARY($)     BONUS($)  UNDERLYING OPTIONS(b)  COMPENSATION($)(c)
---------------------------            -----------    ----------    ---------  ---------------------  ------------------
Ned C. Jackson                               2001       358,076       100,000               --            5,100
President and Chief Executive Officer        2000       338,461       170,000               --            5,100
                                             1999       305,769       300,000          250,000            4,846

Mathias von Heydekampf                       2001       193,000            --               --               --
President, Worldwide                         2000       192,976       125,000               --               --
Electronics/Europe-ROW                       1999       130,920       118,341           30,000               --

Scott Myers (a)                              2001       168,000            --                             5,040
Vice President, Administration               2000       165,000       168,000               --            4,950
                                             1999       151,250        40,000           30,000            2,599

Glen E. Cavanaugh (a)                        2001       181,938        14,139               --            5,100
Group Vice President and President,          2000       175,770        74,139               --            5,100
Multimedia/Audio Communications              1999       170,308        56,639           40,934            2,707

Richard Pearson(a)                           2001       172,200        30,000               --            5,100
Vice President,                              2000       166,154        43,000               --            5,100
Chief Financial Officer                      1999       113,232        56,000           30,000            2,585

         (a) Messrs. Myers and Cavanaugh will resign their employment with the Company on March 29, 2002 and Mr. Pearson resigned his employment with the Company on February 28, 2002.

         (b) These options are for the purchase of Shares of Common Stock of the Former Parent.

         (c)      Represents Company matching contribution to the 401(k) Plan.

OPTION GRANTS IN FISCAL 2001

         No options were granted to the Named Executive Officers during Fiscal 2001.

STOCK OPTION EXERCISES AND VALUE AT DECEMBER 31, 2001

         The following table provides information with respect to stock options exercised during 2001 and the number and value of shares of Former Parent's Common Stock subject to options held by the Named Executive Officers as of December 31, 2001. No stock appreciation rights have been granted.

                AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
                     AND OPTION VALUES AT DECEMBER 31, 2001

                            Number of                        Number of Securities        Value of Unexercised
                             Shares                               Underlying             In-the-Money Options
                           Acquired on         Value         Unexercised Options       Exercisable/Unexercisable
                            Exercise         Realized($)   Exercisable/Unexercisable            ($)(a)
                          -------------    -------------   -------------------------   -------------------------
Ned C. Jackson                       --               --            0/250,000                   $0/$0
Mathias von Heydekampf               --               --             0/30,000                     0/0
Scott Myers                          --               --             0/30,000                     0/0
Glen E. Cavanaugh                    --               --        14,174/35,000                     0/0
Richard Pearson                      --               --             0/30,000                     0/0

(a) Value of unexercised options granted by the Former Parent as of December 31, 2001 was zero as determined in accordance with a formula set forth in the Former Parent's Stockholders and Registration Rights Agreement, dated as of March 4, 1997 and amended and restated as of May 6, 1997.

ANNUAL BONUS PROGRAMS

         The Company has an annual bonus plan for management employees that provides that participants in such plan are entitled to an annual bonus based on achieving certain annual projected earnings performance targets. Under the terms of the plan, participants are eligible to receive an annual bonus of between 25 percent and 100 percent of base salary depending on the level of achievement of the performance targets. No bonuses were paid out under this plan in 2001. The Company intends to pay in 2002 certain bonuses for service performed in 2001. The recipients, who may include Named Executive Officers, and the amounts have not yet been determined.

         The Company also paid a bonus pursuant to the Former Parent's cash bonus plan whereby Mr. Cavanaugh received additional annual incentive awards in each of the five years commencing on May 6, 1997. Under this plan, Mr. Cavanaugh received $14,139 in each of the five years.

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

                              BENEFIT CREDIT CHART



                                                              BENEFIT CREDIT AS A PERCENTAGE OF
                                            --------------------------------------------------------------------
                                                                              PENSION EARNINGS FOR THE YEAR THAT
   AGE + YEARS OF VESTING SERVICE ON                                                 ARE GREATER THAN THE
               JANUARY 1                    PENSION EARNINGS FOR THE YEAR              INTEGRATION LEVEL
   ---------------------------------        -----------------------------     ----------------------------------
               Under 40                                  1.5%                                 1.5%

                 40-49                                   2.0                                  2.0

                 50-59                                   2.6                                  2.6

                 60-69                                   3.2                                  3.2

                 70-79                                   4.2                                  4.2

                 80-89                                   5.4                                  5.4

             90 and above                                6.8                                  5.4


         The Integration Level each year is equal to one-half of the Social Security taxable wage base for the year. For 2002, the Integration Level is $42,450. The Integration Level will change each year. For plan years beginning in 2000 and 2001, annual compensation taken into account for purposes of calculating benefits was limited to $170,000. This amount is increased to $200,000 for 2002 and will be adjusted in future years to reflect inflation.

         The accounts are also credited with an interest credit, which is based on the average six-month Treasury bill rate for the November 1 of the prior year, plus 1 percent. The interest credit for a full calendar year will not be less than 5 percent.

The estimated projected annual single life annuity benefit for the Named Executive Officers, assuming they continue with the Company to normal retirement age (age 65), or December 31, 2002, if later, and their compensation, the maximum recognizable compensation and the Integration Level do not change, would be as follows:

                Mr. Jackson              $ 3,171
                Mr. Cavanaugh            $25,406

Mr. von Heydekampf is not eligible to participate in the Pension Plan because he is not a United States citizen. Messrs. Myers and Pearson are not eligible to receive any benefits under the Pension Plan because they were not vested as of the date of their resignation from the Company.

EMPLOYMENT AGREEMENTS

         On November 21, 2001, Mr. Jackson, the Chief Executive Officer, entered into an employment arrangement with the Company ending on December 31, 2002, pursuant to which he will receive (i) a base salary of $380,000 for 2002; and
(ii) a guaranteed bonus of $380,000 payable on January 3, 2003. The Chairman of the Board ("Chairman") is authorized to extend the employment of the Mr. Jackson for six months after December 31, 2002 at a base salary of $190,000. The Chairman may also determine to employ him for an additional six months at a base salary of $95,000. This employment arrangement is intended to supersede the employment agreement Mr. Jackson entered into with the Former Parent on August 26, 1998.

         Mr. Jackson and the Former Parent entered into an Incentive Compensation Agreement on March 14, 2000 ("Incentive Agreement"). The Incentive Agreement provides that Mr. Jackson is entitled to certain cash compensation upon the occurrence of a "Triggering Event," which includes any of the following events: (a) a merger or consolidation of Former Parent resulting in the holders of Former Parent Common Stock ceasing to own more than 80 percent of Former Parent Common Stock immediately after such merger or consolidation, (b) a sale of all or substantially all of the assets of Former Parent, including a sale by Former Parent of more than 80 percent of the Common Stock of the Company, (c) a sale or transfer by Greenwich I, LLC ("G-I") and/or Greenwich II (other than transfers to a Permitted Assignee), together with sales and transfers by Permitted Assignees, of more than 50 percent of Former Parent Common Stock, or
(d) a recapitalization of Former Parent resulting in a distribution of cash or property to the holders of Former Parent Common Stock in which the consideration received by G-I and G-II exceeds $141.0 million plus an allocable portion of the amount of the incentive payment to be paid pursuant to the Incentive Agreement upon the occurrence of a Triggering Event. In the event a Triggering Event occurs, Mr. Jackson is entitled to receive up to 2 percent of the proceeds G-I and G-II receive in excess of $141.0 million.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The authorized capital stock of the Company as of February 28, 2002 consists of: (i) 25 million shares of Common Stock, par value $0.01 per share (the "Common Stock"); (ii) 900 shares of Series A Preferred Stock, par value $0.01 per share; and (iii) 5 million shares of Series B Preferred Stock, par value $0.01 per share, of which (a) 110 shares of Common Stock, (b) 2 shares of Series A Preferred Stock, and (c) 4,987,015 shares of Series B Preferred Stock were outstanding. In addition, Warrants to purchase an aggregate of 1,666,155 shares of either Series B Preferred Stock or Common Stock are outstanding. The Warrants are not currently exercisable and will not be exercisable unless the Company satisfies certain financial requirements prior to December 31, 2006.

         Each share of the Series A Preferred Stock and the Series B Preferred Stock is convertible, at the option of the Company, into an equal number of shares of the Common Stock. The Company expects, effective as of April 15, 2002, to convert all outstanding shares of the Series A Preferred Stock and the Series B Preferred Stock into Common Stock. The Series A Preferred Stock, the Series B Preferred Stock and the Common Stock have the same voting interests in the Company. Therefore, for purposes of disclosing the beneficial ownership in the Company, they are all treated as a single class of securities (the "Shares").

         The following table sets forth information with respect to the beneficial ownership of the Company's Shares as of February 28, 2002 by (i) each person who is known by the Company to beneficially own more than five percent of the Shares, (ii) each director of the Company, (iii) each Named Executive Officer of the Company as listed in the Summary Compensation Table above, and
(iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, each holder has sole voting and sole investment power with respect to the Shares shown.



       NAME AND ADDRESS OF BENEFICIAL OWNER                             NUMBER OF SHARES     PERCENTAGE OF CLASS
       ------------------------------------                             ----------------     -------------------
       GSCP Recovery, Inc.(a)(b)(c)                                           918,427              18.4%
       GSC Partners CDO Fund, Limited(c)(d)(e)                                455,908               9.1
       Jefferies & Company, Inc.(f)(g)                                      1,315,546              26.4
       Edgar S. Woolard(c)                                                      5,902                *
       Ned C. Jackson(h)                                                        3,541                *
       Keith Abell(i)                                                               0                -
       Brian Friedman(g)                                                            0                -
       Patrick Halloran(j)                                                          0                -
       Mathias von Heydekampf                                                       0                -
       Glen Cavanaugh                                                               0                -
       Scott Myers                                                                  0                -
       Richard Pearson                                                              0                -
       All directors and executive  officers as a group (11 persons)            9,443                *
       (c)(g)(h)(i)(j)


----------

* Less than 1%.

(a) The address of GSCP Recovery, Inc. is c/o M&C Corporate Services Ltd., P.O. Box 309, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands.

(b) Does not include 36,227 Shares that GSCP Recovery, Inc. would be entitled to purchase upon the exercise of Warrants owned by it. Such Warrants are not currently exercisable. If such Warrants had been exercisable in full as of February 28, 2002, then GSCP Recovery, Inc. would be the beneficial owner of an aggregate of 954,654 Shares, representing approximately 14.3% of the Shares issued and outstanding or issuable upon exercise of all of the Warrants currently outstanding. GSCP Recovery, Inc. is a majority-owned subsidiary of Greenwich Street Capital Partners II, L.P. Greenwich Street Investments II, L.L.C. is the general partner of Greenwich Street Capital Partners II, L.P. Mr. Abell is a managing member of Greenwich Street Investments II, L.L.C. Mr. Abell disclaims beneficial ownership of the Shares owned by GSCP Recovery, Inc. and any Shares which GSCP Recovery, Inc. might be entitled to purchase upon exercise of such Warrants.

(c) Does not include 1,469,445 Shares that TCI Investment II, LLC would be entitled to purchase upon the exercise of Warrants owned by it. Such Warrants are not currently exercisable. If such Warrants had been exercisable in full as of February 28, 2002, then TCI Investment II, LLC would be the beneficial owner of approximately 22.1 percent of the Shares issued and outstanding or issuable upon exercise of all of the Warrants currently outstanding. The members of TCI Investment II, LLC are Greenwich Street Capital Partners, L.P. and New Century Enterprises, Ltd. Mr. Abell is a Managing Director of TCI Investment II, LLC. The general partner of Greenwich Street Capital Partners, L.P. is Greenwich Street Investments, Inc., and Mr. Abell is an Assistant Vice President of Greenwich Street Investments, Inc. Edgar S. Woolard, the Chairman of the Board of Directors of the Company, is the President of New Century Enterprises, Ltd., and Mr. Woolard is the owner of 92.7 percent of the equity interest in New Century Enterprises, Ltd. Messrs. Abell and Woolard disclaim beneficial ownership of the Shares which TCI Investment II, LLC might be entitled to purchase upon exercise of the Warrants owned by TCI Investment II, LLC.

(d) The address of GSC Partners CDO Fund, Limited is 500 Campus Drive, Suite 220, Florham Park, New Jersey 07932.

(e) Does not include 17,981 Shares that GSC Partners CDO Fund, Limited would be entitled to purchase upon the exercise of Warrants owned by it. Such Warrants are not currently exercisable. If such Warrants had been exercisable in full as of February 28, 2002, then GSC Partners CDO Fund, Limited would be the beneficial owner of an aggregate of 473,889 Shares, representing approximately 7.1 percent of the Shares issued and outstanding or issuable upon exercise of all of the Warrants currently outstanding. Mr. Abell is Co-President of GSCP (NJ), Inc. (the general partner of GSC Partners). GSC Partners is the collateral manager of GSC Partners CDO Fund, Ltd. Mr. Abell disclaims beneficial ownership of the Shares owned by GSC Partners CDO Fund, Ltd. and the Shares which GSC Partners CDO Fund, Ltd. might be entitled to purchase upon exercise of the Warrants owned by GSC Partners CDO Fund, Ltd.

(f) The address for Jefferies & Company, Inc. is Harborside Financial Center, Suite 705, Plaza 3, Jersey City, New Jersey 07311.

(g) Does not include 51,891 Shares that Jefferies & Company, Inc. would be entitled to purchase upon the exercise of Warrants owned by it. Such Warrants are not currently exercisable. If such Warrants had been exercisable in full as of February 28, 2002, then Jefferies & Company, Inc. would be the beneficial owner of an aggregate of 1,367,437 Shares, representing approximately 20.7 percent of the Shares issued and outstanding or issuable upon exercise of all of the Warrants currently outstanding. Brian Friedman, a director of the Company, is a member of the Executive Committee of Jefferies & Company, Inc. Mr. Friedman disclaims beneficial ownership of the Shares owned by Jefferies & Company, Inc. and the Shares which Jefferies & Company, Inc. might be entitled to purchase upon exercise of the Warrants owned by Jefferies & Company, Inc.

(h) Does not include 3,541 Shares owned by Mr. Jackson's wife, as to which Mr. Jackson disclaims beneficial ownership. Does not include Warrants to purchase 140 Shares owned by Mr. Jackson or Warrants to purchase 140 Shares owned by Mr. Jackson's wife, as to which Mr. Jackson disclaims beneficial ownership. Such Warrants are not currently exercisable. If the Warrants owned by Mr. Jackson had been exercisable in full as of February 28, 2002, then Mr. Jackson would be the beneficial owner of an aggregate of 3,681 Shares.

(i) See Notes (b), (c), and (e), above. Greenwich Street Capital Partners, L.P. is the owner of a majority of the equity interests in G-I and G-II, which together hold a majority of the capital stock of Former Parent. Mr. Abell disclaims beneficial ownership of any Shares which are directly or indirectly owned by any of the foregoing.

(j) Does not include 219,573 Shares owned by Wayland Investment Fund, LLC (the manager of which is CFSC Wayland Advisers, Inc.) and 29,513 Shares owned by Wayland Investment Fund II, LLC (the manager of which is Wayland II Managers, Inc.). Mr. Halloran is a vice president and a member of the board of directors of each of CFSC Wayland Advisers, Inc. and Wayland II Managers, Inc., and disclaims beneficial ownership of the Shares owned by Wayland Investment Fund, LLC and Wayland Investment Fund II, LLC. Mr. Halloran also disclaims beneficial ownership of Shares that Wayland Investment Fund, LLC and Wayland Investment Fund II, LLC might be able to purchase upon exercise of the Warrants owned by them. Such Warrants are not currently exercisable. If such Warrants had been exercisable in full as of February 28, 2002, then Wayland Investment Fund, LLC and Wayland Investment Fund II, LLC together would be beneficial owners of an aggregate of 259,388 Shares, representing approximately 3.9% of the Shares issued and outstanding or issuable upon exercise of all the Warrants currently outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         GSCP Recovery, Inc., which owns more than 5 percent of the Company's outstanding Shares, is the record or beneficial owner of Tranche A and Tranche B Senior Secured Notes due July 31, 2004 issued by the Company in the original aggregate principal amount of $14.8 million, together with accrued interest notes in the aggregate principal amount of $1.5 million as of December 31, 2001.

         GSCP Recovery, Inc., GSC Partners CDO Fund, Limited and TCI Investments II, LLC, acquired Senior Subordinated Discount Notes, shares of the Series B Preferred Stock and/or Warrants pursuant to the Exchange Offer. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

         Pursuant to a Consulting Agreement dated as of May 6, 1997, Greenwich Street Capital Partners, Inc., provides certain business, financial and managerial advisory services to the Company, including developing and implementing corporate and business strategy and providing other consulting and advisory services. In exchange for such services, Greenwich Street Capital Partners, Inc. is entitled to receive an aggregate annual fee of $1.5 million (the "Advisory Fee"), payable semi-annually, plus its reasonable out-of-pocket costs and expenses. In addition, the Company agreed to indemnify Greenwich Street Capital Partners, Inc. and related or affiliated persons against certain liabilities arising under the federal securities laws, liabilities arising out of the performance of the Consulting Agreement and certain other claims and liabilities. The Consulting Agreement will be in effect until the earlier to occur of May 6, 2002 or the date on which GSC Partners no longer owns, directly or indirectly, any shares of the capital stock of the Company, and may be earlier terminated by Greenwich Street Capital Partners, Inc. in its discretion. The Company is currently prohibited under the terms of its Senior Secured Credit Agreement and the Amended and Restated Note Purchase Agreement with respect to its Senior Secured Notes from paying the Advisory Fee in cash. However, the Advisory Fee will continue to accrue, together with a late fee at the rate of 2 percent per month (subject to applicable law). The Company had a balance payable, inclusive of late fees, to Greenwich Street Capital Partners, Inc. of $1.6 million at December 31, 2001.

         Mr. Woolard, Chairman of the Company's Board of Directors, received a warrant from Former Parent, dated March 14, 2000 (the "Warrant"), which entitles him to purchase up to a maximum of 444,939 shares of Common Stock of Former Parent upon the occurrence of a Triggering Event. The Warrant is immediately vested with respect to one-third of the underlying shares, and the remainder vests in 24 monthly installments beginning in April 1, 2001, subject to certain adjustments in the event of Mr. Woolard's death or his removal as Chairman of the Board of Directors of the Former Parent as a result of his disability or for cause (as such terms are defined in the Warrant), or his resignation as Chairman of the Board of Directors of the Former Parent. In the event that a Triggering Event occurs prior to any of these events, the Warrant becomes 100% vested. A Triggering Event occurs upon the (a) merger or consolidation of Former Parent resulting in the holders of Former Parent Common Stock ceasing to own more than 80% of Former Parent Common Stock immediately after such merger or consolidation, (b) a sale of all or substantially all of the assets of Former Parent, including a sale by Former Parent of more than 80% of the Common Stock of the Company, or (c) a sale or transfer by G-I and/or G-II (other than transfers to a Permitted Assignee), together with sales and transfers by Permitted Assignees, of more than 50% of Former Parent Common Stock. The Warrant entitles Woolard to purchase a number of shares of Former Parent Common Stock determined by reference to a formula based on the Triggering Event valuation multiplied by the percentage of vested Warrants. If the valuation is $550 million or less, the maximum number of shares of Former Parent Common Stock that may be issued is 187,451.13; if the valuation is between $550 million and $700 million, the number of shares that may be issued will be a minimum of 187,452.75, and a maximum of 444,937.12; and if the valuation is greater than $700 million, the maximum number of shares that may be issued is 444,938.93. The Triggering Event valuation is based upon a formula that takes into account prior distributions to Former Parent's shareholders, the purchase price paid for the Former Parent Common Stock in connection with the Triggering Event, and any debt of Former Parent assumed by the purchaser. The number of shares issuable upon exercise of the Warrant is to be adjusted for dividends on the outstanding Common Stock payable in shares of Common Stock, stock splits or combinations, and mergers or consolidations of Former Parent with or into another entity (other than a merger or consolidation which is a Triggering Event) entitling the holders of Common Stock to receive shares of stock and other securities or property upon such consolidation or merger.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:


                                                                                                            Page

         1.   Financial Statements:

              Report of Independent Public Accountants........................................................38

              Consolidated Balance Sheets as of December 31, 2001 and 2000....................................39

              Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999......40

              Consolidated Statements of Shareholders' Deficit and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999..........................................................41

              Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999......42

              Notes to Consolidated Financial Statements......................................................43

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

(d)      Not applicable

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT:

         The Company intends to send to its security holders this Report on Form 10-K covering the year ended December 31, 2001. It does not intend to send any proxy material relating to any annual or other meeting of security holders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 28th day of March, 2002.

                                                    TELEX COMMUNICATIONS, INC.

                                                    By: /s/ Ned C. Jackson
                                                        ------------------------

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


SIGNATURE                                       TITLE                                   DATE
---------                                       -----                                   ----

/s/ Ned C. Jackson                              Chief Executive Officer and Director    March 28, 2002
------------------------------------------
Ned C. Jackson

/s/ Gregory W. Richter                          Vice President and Chief Financial      March 28, 2002
------------------------------------------      Officer
Gregory W. Richter


/s/ Mahedi Jiwani                               Vice President, Finance (principal      March 28, 2002
------------------------------------------      accounting officer)
Mahedi Jiwani


/s/ Edgar S. Woolard, Jr.                       Chairman of the Board and Director      March 28, 2002
------------------------------------------
Edgar S. Woolard, Jr.


/s/ Keith W. Abell                              Director                                March 28, 2002
------------------------------------------
Keith W. Abell


/s/ Brian Friedman                              Director                                March 28, 2002
------------------------------------------
Brian Friedman


/s/ Patrick Halloran                            Director                                March 28, 2002
------------------------------------------
Patrick Halloran

                           TELEX COMMUNICATIONS, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                              PAGE


Report of Independent Public Accountants.......................................................................38

Consolidated Balance Sheets as of December 31, 2001 and 2000...................................................39

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.....................40

Consolidated Statements of Shareholders' Deficit and Comprehensive Income for the years ended
December 31, 2001, 2000 and 1999...............................................................................41

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.....................42

Notes to Consolidated Financial Statements.....................................................................43

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Telex Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Telex Communications, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' deficit and comprehensive income and cash flows for the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telex Communications, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP



Minneapolis, Minnesota,
March 7, 2002

TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated balance sheets

(In thousands, except share and per share data)

As of December 31



                                                                                        2001          2000
                                                                                     ---------     ---------
                                      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                         $   3,026     $   2,701
   Accounts receivable, net of allowance for doubtful accounts of $4,973
      and $2,778                                                                        40,765        46,522
   Inventories                                                                          50,785        59,857
   Other current assets                                                                  3,879         7,686
                                                                                     ---------     ---------
               Total current assets                                                     98,455       116,766
PROPERTY, PLANT AND EQUIPMENT, net                                                      30,071        40,870
DEFERRED FINANCING COSTS, net                                                            4,173         8,438
INTANGIBLE ASSETS, net                                                                  53,064        55,231
OTHER ASSETS                                                                             1,838         2,425
                                                                                     ---------     ---------
                                                                                     $ 187,601     $ 223,730
                                                                                     =========     =========
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Revolving lines of credit                                                         $  21,159     $  27,539
   Current maturities of long-term debt                                                  8,177        33,476
   Accounts payable                                                                     13,901        13,100
   Accrued wages and benefits                                                            7,118         7,323
   Accrued interest                                                                         87         5,769
   Other accrued liabilities                                                            13,432        12,686
   Income taxes payable                                                                  7,522         9,425
                                                                                     ---------     ---------
               Total current liabilities                                                71,396       109,318
LONG-TERM DEBT, net                                                                    147,430       279,186
OTHER LONG-TERM LIABILITIES                                                              8,749        10,655
                                                                                     ---------     ---------
               Total liabilities                                                       227,575       399,159
                                                                                     ---------     ---------
COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 10, 11 and 12)
SHAREHOLDERS' DEFICIT:
   Series A Preferred stock, $0.01 par value, 900 shares authorized; 2 shares
      issued and outstanding                                                                --            --
   Series B Preferred stock, $0.01 par value, 5,000,000 shares authorized;
      4,987,015 shares issued and outstanding                                               50            --
   Common stock, $0.01 par value, 25,000,000 shares authorized; 110 shares issued
      and outstanding                                                                       --            --
   Capital in excess of par--Preferred stock                                            71,820            --
   Capital in excess of par--Common stock                                                8,310         3,147
   Accumulated deficit                                                                (111,078)     (172,068)
   Accumulated other comprehensive loss                                                 (9,076)       (6,508)
                                                                                     ---------     ---------
               Total shareholders' deficit                                             (39,974)     (175,429)
                                                                                     ---------     ---------
                                                                                     $ 187,601     $ 223,730
                                                                                     =========     =========

The accompanying notes are an integral part of these consolidated balance sheets.

TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated statements of operations

For the years ended December 31

(In thousands)


                                                        2001          2000          1999
                                                      ---------     ---------     ---------

NET SALES                                             $ 284,459     $ 328,855     $ 346,057

COST OF SALES                                           185,051       204,113       219,399
                                                      ---------     ---------     ---------
               Gross profit                              99,408       124,742       126,658
                                                      ---------     ---------     ---------
OPERATING EXPENSES:
   Engineering                                           12,736        14,098        14,872
   Selling, general and administrative                   86,534        87,724        88,563
   Corporate charges                                      1,667         1,716         1,716
   Amortization of goodwill and other intangibles         2,156         2,223        11,972
   Restructuring charges                                 11,475         8,812        (2,124)
                                                      ---------     ---------     ---------
                                                        114,568       114,573       114,999
                                                      ---------     ---------     ---------
OPERATING PROFIT (LOSS)                                 (15,160)       10,169        11,659

INTEREST EXPENSE, net                                   (38,071)      (36,019)      (36,689)

OTHER INCOME                                              1,009        10,044         6,674
                                                      ---------     ---------     ---------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM
                                                        (52,222)      (15,806)      (18,356)

PROVISION FOR INCOME TAXES                                2,685         2,175         4,064
                                                      ---------     ---------     ---------
LOSS BEFORE EXTRAORDINARY ITEM                          (54,907)      (17,981)      (22,420)

EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT
                                                        115,897            --            --
                                                      ---------     ---------     ---------
               Net income (loss)                      $  60,990     $ (17,981)    $ (22,420)
                                                      =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated statements of shareholders' deficit and comprehensive income

(In thousands, except share data)




                                                   Series A Preferred stock  Series B Preferred stock           Common stock
                                                   ------------------------  ------------------------    --------------------------
                                                    Shares        Amount       Shares      Amount         Shares        Amount
                                                   -------    -------------  ---------   ------------    ---------   -------------
BALANCE, December 31, 1998                              --    $          --          --   $      --            110   $          --
   Vesting of new options                               --               --          --          --             --              --
   Net loss                                             --               --          --          --             --              --
   Other comprehensive loss, net of tax-
      Foreign currency translation adjustments          --               --          --          --             --              --
      Minimum pension liability adjustment              --               --          --          --             --              --
   Comprehensive net loss                               --               --          --          --             --              --
                                                   -------    -------------   ---------   ---------      ---------   -------------
BALANCE, December 31, 1999                              --               --          --          --            110              --
   Vesting of new options                               --               --          --          --             --              --
   Net loss                                             --               --          --          --             --              --
   Other comprehensive loss, net of tax-
      Foreign currency translation adjustments          --               --          --          --             --              --
      Minimum pension liability adjustment              --               --          --          --             --              --
   Comprehensive net loss                               --               --          --          --             --              --
                                                   -------    -------------   ---------   ---------      ---------   -------------
BALANCE, December 31, 2000                              --               --          --          --            110              --
   Issuance of Series A Preferred stock in
      debt extinguishment                              900               --          --          --             --              --
   Tender of Series A Preferred stock in
      debt extinguishment                             (898)              --          --          --             --              --
   Issuance of Series B Preferred stock in
      debt extinguishment                               --               --   4,987,015          50             --              --
   Issuance of stock warrants in
      debt extinguishment                               --               --          --          --             --              --
   Equity contribution from Former Parent               --                           --          --             --              --
   Related-party gain on debt extinguishment            --               --          --          --             --              --
   Net income                                           --               --          --          --             --              --
   Other comprehensive loss, net of tax-
      Foreign currency translation adjustments          --               --          --          --             --              --
      Minimum pension liability adjustment              --               --          --          --             --              --
   Comprehensive net income                             --               --          --          --             --              --
                                                   -------    -------------   ---------   ---------      ---------   -------------
BALANCE, December 31, 2001                               2    $          --   4,987,015   $      50            110   $          --
                                                   =======    =============   =========   =========      =========   =============


                                                  Capital in      Capital in                   Accumulated
                                                   excess of      excess of                      other
                                                par--Preferred   par--Common    Accumulated   comprehensive    Shareholders'
                                                    stock           stock         deficit         loss           deficit
                                                --------------   ------------   ------------  -------------    ------------

BALANCE, December 31, 1998                       $         --   $      2,980   $   (131,667)   $     (1,400)   $   (130,087)
   Vesting of new options                                  --            159             --              --             159
   Net loss                                                --             --        (22,420)             --
   Other comprehensive loss, net of tax-
      Foreign currency translation adjustments             --             --             --          (2,308)
      Minimum pension liability adjustment                 --             --             --             199
   Comprehensive net loss                                  --             --             --              --         (24,529)
                                                 ------------   ------------   ------------    ------------    ------------
BALANCE, December 31, 1999                                 --          3,139       (154,087)         (3,509)       (154,457)
   Vesting of new options                                  --              8             --              --               8
   Net loss                                                --             --        (17,981)             --
   Other comprehensive loss, net of tax-
      Foreign currency translation adjustments             --             --             --          (3,023)
      Minimum pension liability adjustment                 --             --             --              24
   Comprehensive net loss                                  --             --             --              --         (20,980)
                                                 ------------   ------------   ------------    ------------    ------------
BALANCE, December 31, 2000                                 --          3,147       (172,068)         (6,508)       (175,429)
   Issuance of Series A Preferred stock in
      debt extinguishment                                  --             --             --              --              --
   Tender of Series A Preferred stock in
      debt extinguishment                                  --             --             --              --              --
   Issuance of Series B Preferred stock in
      debt extinguishment                              14,289             --             --              --          14,339
   Issuance of stock warrants in
      debt extinguishment                               4,827             --             --              --           4,827
   Equity contribution from Former Parent                  --          5,163             --              --           5,163
   Related-party gain on debt extinguishment           52,704             --             --              --          52,704
   Net income                                              --             --         60,990              --
   Other comprehensive loss, net of tax-
      Foreign currency translation adjustments             --             --             --          (1,422)
      Minimum pension liability adjustment                 --             --             --          (1,146)
   Comprehensive net income                                --             --             --              --          58,422
                                                 ------------   ------------   ------------    ------------    ------------
BALANCE, December 31, 2001                       $     71,820   $      8,310   $   (111,078)   $     (9,076)   $    (39,974)
                                                 ============   ============   ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated statements of cash flows

For the years ended December 31

(In thousands)


                                                                                   2001            2000             1999
                                                                                -----------     -----------     -----------
OPERATING ACTIVITIES:
   Net income (loss)                                                            $    60,990     $   (17,981)    $   (22,420)
   Adjustments to reconcile net income (loss) to cash flows from operations-
      Depreciation                                                                    9,004          11,232          10,048
      Amortization of intangibles                                                     2,156           2,223          11,973
      Amortization of finance charges and pay-in-kind interest charge                 7,186           2,073           2,039
      Provisions for bad debts                                                        4,509           1,700             858
      Loss (gain) on sale of businesses, product lines and other assets                 181            (753)            360
      Restructuring charges                                                          11,475           8,812          (2,124)
      Extraordinary gain on early extinguishment of debt                           (115,897)             --              --
      Stock option compensation expense                                                  --               8             159
      Deferred income taxes                                                              (3)            (50)           (128)
      Change in operating assets and liabilities:
         Accounts receivable                                                           (184)          9,326          (7,169)
         Inventories                                                                  7,824           4,403               4
         Other current assets                                                         3,737           5,431          (8,827)
         Accounts payable and accrued liabilities                                     7,720         (17,541)          6,389
         Income taxes                                                                (1,661)          2,357           4,232
         Other long-term liabilities                                                    275             613             552
                                                                                -----------     -----------     -----------
               Net cash provided by (used in) operating activities                   (2,688)         11,853          (4,054)
                                                                                -----------     -----------     -----------
INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                        (6,121)        (11,553)         (8,441)
   Proceeds from sale of businesses, product lines and other assets                     298           3,695           6,905
   Other                                                                                222            (463)             --
                                                                                -----------     -----------     -----------
               Net cash used in investing activities                                 (5,601)         (8,321)         (1,536)
                                                                                -----------     -----------     -----------
FINANCING ACTIVITIES:
   Borrowings (repayments) under revolving lines of credit, net                      (6,159)          5,079          17,137
   Proceeds from issuance of long-term debt                                          28,200             939              --
   Repayment of long-term debt                                                       (8,705)         (9,543)        (10,811)
   Payments for deferred financing costs and capital issuance costs                  (4,561)             --            (885)
                                                                                -----------     -----------     -----------
               Net cash provided by (used in) financing activities                    8,775          (3,525)          5,441
                                                                                -----------     -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                           (161)           (545)            (43)
                                                                                -----------     -----------     -----------
CASH AND CASH EQUIVALENTS:
   Net increase (decrease)                                                              325            (538)           (192)
   Beginning of year                                                                  2,701           3,239           3,431
                                                                                -----------     -----------     -----------
   End of year                                                                  $     3,026     $     2,701     $     3,239
                                                                                ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid (received) during the year for-
      Interest                                                                  $    21,907     $    36,487     $    35,710
                                                                                ===========     ===========     ===========
      Income taxes                                                              $     4,510     $      (490)    $       511
                                                                                ===========     ===========     ===========
   Noncash financing activities related to debt restructuring-
      Retirement of 11.0% Senior Subordinated Notes                             $   (99,950)    $        --     $        --
      Retirement of 10.5% Senior Subordinated Notes                                (124,500)             --              --
      Issuance of Series B Preferred stock                                           14,600              --              --
      Issuance of Warrants                                                            4,900              --              --
      Issuance of 13.0% Senior Subordinated Discount Notes                           43,518              --              --
      Equity contribution from Former Parent                                          5,163              --              --


The accompanying notes are an integral part of these consolidated financial statements.

TELEX COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

December 31, 2001 and 2000


1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Telex Communications, Inc. (Telex or the Company), a Delaware corporation, is a leader in the design, manufacture and marketing of sophisticated audio, wireless and multimedia communications equipment to commercial, professional and industrial customers. The Company provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets and, to a lesser extent, in the retail consumer electronic market. The Company offers a comprehensive range of products worldwide for professional audio systems as well as for multimedia and other communications product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, audio duplication products, Talking Book Players, antennas, land mobile communication systems, personal computer speech recognition and speech dictation microphone systems, and wireless assistive listening systems. Its products are used in airports, theaters, sports arenas, concert halls, cinemas, stadiums, convention centers, television and radio broadcast studios, houses of worship and other venues where music or speech is amplified or transmitted, and by professional entertainers, television and radio on-air talent, presenters, airline pilots and the hearing impaired in order to facilitate speech or communications.

On November 21, 2001, the Company completed a debt restructuring transaction (the Debt Restructuring), pursuant to which substantially all of its then-existing Senior Subordinated Notes were exchanged for newly-issued Senior Subordinated Discount Notes, Series B Preferred stock and Warrants to purchase Series B Preferred stock. The holders of the Series B Preferred stock are entitled to participate in all matters and distributions on an equal basis with the holders of the Company's Common stock. The Series B Preferred stock issued pursuant to this Debt Restructuring represents approximately 99.9 percent of the voting and economic interests in the Company. The Series B Preferred stock is convertible into an equal number of shares of the Common stock at the election of the Company. Prior to the Debt Restructuring, the Company was a wholly owned subsidiary of Telex Communications Group, Inc. (the Former Parent), a holding company whose assets consisted primarily of its investment in the Company.

LIQUIDITY AND FINANCING

The Company is highly leveraged and debt service obligations represent significant liquidity requirements for the Company.

In connection with the Debt Restructuring, the lenders under the Company's Senior Secured Credit Facility and the holders of its Senior Secured Notes waived existing defaults, including defaults that existed at September 30, 2001, under the Senior Secured Credit Facility and the Senior Secured Notes and agreed to the modification of certain covenants.

In 2002, the Company's debt service obligations will decline due to the Debt Restructuring and the Company expects an improvement in the operating performance due to the benefits from the 2001 restructurings (see Note 3), most of which will be fully implemented in early 2002. While the Company believes these actions will provide adequate cash flow to meet its debt service obligations, capital expenditure needs and working capital requirements in 2002, no assurance can be given in this regard. Additionally, the Company's future performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

            Buildings and improvements                  5-31 years
            Machinery and equipment                   1.5-12 years

The Company capitalizes certain software implementation costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Direct internal and all external implementation costs and purchased software have been capitalized and depreciated using the straight-line method over the estimated useful lives, ranging from two to five years. As of December 31, 2001 and 2000, total accumulated software implementation costs of $9.7 million and $9.3 million, respectively, have been capitalized and are included in equipment and construction in progress. The Company expenses reengineering costs as incurred.

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

INTANGIBLE ASSETS

Intangible assets are amortized on a straight-line basis over their estimated useful lives, as follows:

            Patents and engineering drawings                    5-10 years
            Dealer and distributor lists                          15 years
            Goodwill                                              40 years
            Other intangibles                                    3-5 years

LONG-LIVED ASSETS

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses are measured by comparing the fair value of the assets, as determined by discounting the future cash flows at a market rate of interest, to their carrying amount. See Notes 3 and 6 for additional disclosure.

REVENUE RECOGNITION

Revenue from product sales is recognized at the time of shipment.

SHIPPING AND HANDLING COSTS

The Company records shipping and handling costs billed to a customer in a sales transaction as revenue. The amount included in revenue was $2.2 million, $3.0 million and $2.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. The costs associated with shipping and handling are included as a component of selling, general and administrative expenses. Shipping and handling costs for the years ended December 31, 2001, 2000 and 1999 were $5.0 million, $4.2 million and $3.9 million, respectively.

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

ADVERTISING COSTS

Advertising costs are expensed when incurred. Advertising costs for the years ended December 31, 2001, 2000 and 1999 were $6.8 million, $6.4 million and $7.3 million, respectively.

INCOME TAXES

The Company accounts for income taxes utilizing the liability method of accounting. Deferred income taxes are primarily recorded to reflect the tax consequences of differences between the tax and the financial reporting bases of assets and liabilities. The Company's tax provision is calculated on a separate company basis, and the Company's taxable income was included with the consolidated federal income tax return of its Former Parent through November 21, 2001. Pursuant to the Debt Restructuring (described above) the Company completed on November 21, 2001, the Former Parent is no longer the parent of the Company. Accordingly, for periods subsequent to November 21, 2001, the Company's income will not be consolidated with the Former Parent and the federal income tax return will be based only on the Company's income.

FOREIGN CURRENCY

Foreign subsidiaries' income statement accounts are translated at the average exchange rates in effect during the period, while assets and liabilities are translated at the rates of exchange at the balance sheet date. The resulting balance sheet translation adjustments are recorded directly to shareholders' deficit. Foreign exchange transaction gains and losses realized and those attributable to exchange rate movements on intercompany receivables and payables not deemed to be of a long-term investment nature are recorded in other income.

CONCENTRATIONS, RISKS AND UNCERTAINTIES

The Company is highly leveraged. The Company's high degree of leverage could have important consequences, including but not limited to the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future; (ii) a portion of the Company's cash flow from operations must be dedicated to debt service, thereby reducing the funds available to the Company for other purposes; and (iii) the Company's flexibility to adjust to changing market conditions and the ability to withstand competitive pressures could be limited, and the Company may be more vulnerable to a downturn in general economic conditions or its business, or may be unable to carry out capital spending that is important to its growth strategy.

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

From time to time, the Company enters into forward exchange contracts primarily to hedge intercompany balances attributed to intercompany sales. It does not engage in currency speculation. The Company's foreign exchange contracts do not subject the Company to risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the inventory purchase commitments. These foreign exchange contracts typically have maturity dates which do not exceed one year and require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. As of December 31, 2001, the Company had outstanding foreign currency forward exchange contracts with a notional amount of $3.7 million and with an average maturity of 60 days. The fair value of these contracts was not material at December 31, 2001.

The Company offers a range of products to a diverse customer base throughout the world. Terms typically require payment within a short period of time; however, the Company periodically offers extended payment terms to certain qualified customers. As of December 31, 2001, the Company believes it has no significant customer or geographic concentration of accounts receivable that could expose the Company to an adverse, near-term severe financial impact.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on shareholders' deficit or net income (loss) as previously reported.

NEW ACCOUNTING STANDARDS

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended on January 1, 2001, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The cumulative effect of adopting SFAS No. 133 was not material to the Company. The effect on net income was not significant, primarily because the hedges in place as of January 1, 2001 qualified for hedge accounting treatment and were deemed highly effective.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company will perform an impairment analysis of its goodwill in 2002 and annually thereafter. The Company is assessing SFAS No. 142 and has not yet made a determination of the impact the adoption will have on the Company's financial position and results of operations. Goodwill amortization for the years ended December 31, 2001, 2000 and 1999 was $2.2 million, $2.2 million and $2.8 million, respectively, excluding any one-time impairment charges.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. SFAS No. 144 is effective for the Company beginning on January 1, 2002. The Company is currently assessing the impact of SFAS No. 144 on its results of operations and financial position.

2 DISPOSITIONS

During the year ended December 31, 2001, the Company recognized a loss of $0.3 million associated with the closure of its Canadian sales subsidiary. The Company recognized a gain of $0.1 million on cash proceeds of approximately $0.3 million related to the sale of its engineering facility in Buchanan, Michigan.

During the year ended December 31, 2000, the Company sold its sales subsidiary in Switzerland for approximately $1.0 million in cash. The Company recognized a loss of $0.4 million associated with this transaction. The Company also recognized a gain of $1.1 million on cash proceeds of approximately $2.7 million related to the sale of its Minnesota headquarters facility and the Altec Lansing trademark.

During the year ended December 31, 1999, the Company sold the VEGA business and facility for approximately $3.2 million and recognized a loss of $1.1 million associated with this transaction. The Company recognized a gain of $0.8 million on cash proceeds of approximately $4.1 million related to the sales of certain vacated facilities and certain product lines.

3 RESTRUCTURING CHARGES

During 2001, the Company recorded pretax restructuring charges of $11.5 million attributable to consolidation of certain of the Company's manufacturing operations in the United States, to the restructuring of operations in Hong Kong, Canada and Mexico, and to the discontinuation of its hearing aid products. The restructuring will result in a reduction of approximately 450 employees, primarily in manufacturing and distribution, with approximately 210 employees terminated as of December 31, 2001. Included in the restructuring charges are expected cash expenditures of $4.1 million, primarily for severance costs of which $1.1 million was paid as of December 31, 2001, with the remaining $7.4 million of the restructuring charges representing noncash charges associated with write-down of fixed assets.

In 2000, the Company recorded pretax restructuring charges of $8.8 million attributable to the consolidation of certain of the Company's United States manufacturing, engineering, distribution, marketing, service and administrative operations to reduce costs, to better utilize available manufacturing and operating capacity, and to enhance competitiveness. The consolidation resulted in a reduction of approximately 500 employees, primarily in manufacturing and distribution, with all employees terminated as of December 31, 2001. Included in the restructuring charges are cash expenditures of $4.0 million, primarily for severance costs, with the remaining $4.8 million of the restructuring charges representing noncash charges associated with discontinued product lines. All cash expenditures have been made as of December 31, 2001.

In 1999, the Company reversed $2.1 million of the reserve provided for a restructuring charge recorded in a previous period.

The following table summarizes the restructuring charges recorded and the activity for the year ended December 31, 2001 (in thousands):


                                   Balance at                                                     Balance at
                                   January 1,     Charged to         Cash        Write-offs/      December 31,
                                     2001           income         payments       disposals          2001
                                 ------------    ------------    ------------    ------------    ------------
Severance costs                  $      1,425    $      3,540    $      2,495    $         --    $      2,470
Other restructuring costs                 395             579             442              --             532
Property, plant and equipment              --           7,356              --           7,356              --
                                 ------------    ------------    ------------    ------------    ------------
                                 $      1,820    $     11,475    $      2,937    $      7,356    $      3,002
                                 ============    ============    ============    ============    ============

4 INVENTORIES

Inventories consist of the following as of December 31 (in thousands):


                                2001             2000
                             ------------    ------------
Raw materials                $     24,709    $     27,488
Work in progress                    8,295          11,004
Finished goods                     17,781          21,365
                             ------------    ------------
                             $     50,785    $     59,857
                             ============    ============


5 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):


                                    2001           2000
                                  ---------     ---------
Land                              $   1,620     $   1,677
Buildings and improvements           23,322        22,141
Machinery and equipment              99,711        96,282
Construction in progress                441         1,889
                                  ---------     ---------
                                    125,094       121,989
Less- Accumulated depreciation      (95,023)      (81,119)
                                  ---------     ---------
                                  $  30,071     $  40,870
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

Included in restructuring charges for 2000, as described in Note 3, is a charge of $3.5 million for goodwill impairment and a charge of $0.8 million for write-off of fixed assets attributed to the discontinued products.

In the year ended December 31, 1999, the Company recorded a $6.3 million charge attributable to the impairment of long-lived intangible assets, a $4.9 million charge for goodwill write-off (of which $2.0 million was charged against the proceeds, included in other income, from the sale of product lines) and a $0.5 million charge for write-off of fixed assets attributed to discontinued products.

Intangible assets consist of the following as of December 31 (in thousands):


                                        2001             2000
                                    ------------     ------------
Goodwill                            $     72,364     $     72,364
Dealer and distributor lists               5,626            5,626
Patents and engineering drawings           5,888            5,888
Other intangibles                          2,821            2,832
                                    ------------     ------------
                                          86,699           86,710
Less-Accumulated amortization            (33,635)         (31,479)
                                    ------------     ------------
                                    $     53,064     $     55,231
                                    ============     ============

As of December 31, 2001, the patents and engineering drawings and other intangibles were fully amortized.

7 DEBT

REVOLVING LINES OF CREDIT

In May 1997, the Company entered into the Revolving Credit Facility (the Facility) as part of the Senior Secured Credit Facility. Under the Facility, the Company may borrow up to $25.0 million, subject to a borrowing base limitation. At December 31, 2001, the Company's borrowing base limited the Company's borrowing capacity under the Facility to $21.4 million. Interest on outstanding borrowings is calculated, at the Company's option, using the bank's prime rate or LIBOR plus specified margins. At December 31, 2001, the Company's borrowings under this Facility were at LIBOR plus five percentage points. The revolving line of credit expires on April 30, 2004. The Facility requires an annual commitment fee of 0.5% of the unused portion of the commitment. Borrowings are secured by substantially all accounts receivable and inventories. The Company had borrowings of $16.0 million and letters of credit outstanding of $0.6 million as of December 31, 2001.

Certain foreign subsidiaries of the Company have entered into agreements with banks to provide for local working capital needs. Under these agreements, the Company may make aggregate borrowings of up to $7.2 million. At December 31, 2001, the Company had borrowings of $5.2 million and guarantees of $0.3 million under these facilities, reducing the amount available to $1.7 million. The interest rates in effect on these facilities, as of December 31, 2001, ranged from 5.10% to 7.95% and are generally subject to change based upon prevailing local prime rates. In certain instances, the facilities are secured by a lien on foreign real estate property, leaseholds or accounts receivable and inventories, or guaranteed by another subsidiary of the Company.

LONG-TERM DEBT

Long-term debt consists of the following as of December 31 (in thousands):

                                                                                        2001           2000
                                                                                    -----------     -----------
Senior Subordinated Notes, due May 1, 2007, bearing interest of 10.5% payable
   semiannually, unsecured                                                          $       500     $   125,000
Senior Subordinated Notes, due March 15, 2007, bearing interest of 11.0% payable
   semiannually, unsecured                                                                   50         100,000
Senior Subordinated Discount Notes, due November 15, 2006, with an effective interest rate, exclusive of capitalized debt issuance costs, of 18.5%, accreting at 13.0% on the deemed issue price of $56,104, unsecured (net of
   unamortized discount of $60,710)                                                      44,390              --
Senior Secured Credit Facility (Term Loan Facility):
   Term Loan A, due in quarterly installments through April 30, 2004, bearing interest at LIBOR plus 5 percentage points payable monthly, secured by
      substantially all assets of the Company                                            18,084          26,000
   Term Loan B, due in quarterly installments through April 30, 2004, bearing interest at LIBOR plus 5 percentage points payable monthly, secured by
      substantially all assets of the Company                                            59,858          60,646
Tranche A Senior Secured Notes, with step-up (18.0% to 25.0%), pay-in-kind interest (effective interest rate of 31.0% over the life of the note), due
   July 31, 2004, secured by substantially all assets of the Company (net of
   unamortized discount of $943)                                                         21,951              --
Tranche B Senior Secured Notes, with step-up (19.5% to 25.0%), pay-in-kind interest (effective interest rate of 26.2% over the life of the note), due
   July 31, 2004, secured by substantially all assets of the Company (net of
   unamortized discount of $576)                                                          9,647              --
Interest-free loan, discounted at an effective interest rate of 10.5%, due in monthly installments beginning March 2002 through February 2010, secured by
   Morrilton, Arkansas building (net of unamortized discount of $573 and $684)            1,127           1,016
                                                                                    -----------     -----------
                                                                                        155,607         312,662
Less- Current portion                                                                    (8,177)        (33,476)
                                                                                    -----------     -----------
               Total long-term debt                                                 $   147,430     $   279,186
                                                                                    ===========     ===========

In April 2001, the Company issued Tranche A Senior Secured Notes in the principal amount of $20.0 million (of which $9.8 million of the notes were purchased by a related party) to increase its liquidity. The net proceeds to the Company were $18.8 million after payment of commitment fees. The Tranche A Senior Secured Notes are junior to the Senior Secured Credit Facility, but senior to the Senior Subordinated Notes and the Senior Subordinated Discount Notes. Interest on the principal amount of the Tranche A Senior Secured Notes compounds quarterly at 18% per annum, increasing by 75 basis points each quarter until the applicable interest rate is 25% per annum, and is payable at maturity.

On November 21, 2001, the Company completed a Debt Restructuring, pursuant to which $224.5 million, or 99.8% of the total of its then-existing Senior Subordinated Notes were exchanged for newly-issued Senior Subordinated Discount Notes at a deemed issue price of $56.1 million, 5.0 million shares of Series B Preferred stock and warrants to purchase 1.7 million shares of Series B Preferred stock. As part of this debt exchange, the Company recorded $115.9 million of extraordinary gain in the Consolidated Statement of Operations, and for the Senior Subordinated Notes exchanged by related parties, recorded the associated $52.7 million gain as contributed capital in the Consolidated Statement of Shareholders' Deficit and Comprehensive Income. At the date of the Debt Restructuring, the Company recorded the Series B Preferred stock, the Warrants and the Senior Subordinated Discount Notes at their estimated fair market values of $14.6 million, $4.9 million and $43.5 million, respectively.

In connection with the Debt Restructuring, the Company issued Tranche B Senior Secured Notes in the principal amount of $10.0 million (of which $5.0 million of the notes were purchased by a related party) for net proceeds of $9.4 million after payment of commitment fees. The Tranche B Senior Secured Notes are identical to the Tranche A Senior Secured Notes, except that the initial interest rate at which interest accrues on the Tranche B Senior Secured Notes is 19.5% per annum. Further, the lenders under the Company's Senior Secured Credit Facility and the holders of its Tranche A Senior Secured Notes waived existing defaults, including defaults that existed at September 30, 2001, and agreed to the modification of certain covenants.

The Senior Subordinated Notes, the Senior Subordinated Discount Notes, the Tranche A and B Senior Secured Notes, and the Senior Secured Credit Facility contain certain financial and nonfinancial restrictive covenants, including limitations on additional indebtedness, payment of dividends, certain investments, sale of assets, and consolidations, mergers and transfers of all or substantially all of the Company's assets and capital expenditures, subject to certain qualifications and exceptions. The Company was in compliance with all covenants related to all debt agreements at December 31, 2001.

Aggregate annual payments for maturities of long-term debt are as follows for the years ended December 31 (in thousands):

            2002                                                                  $   8,177
            2003                                                                     10,213
            2004                                                                    120,112
            2005                                                                        213
            2006                                                                    105,313
            Thereafter                                                                1,223
                                                                                  ---------
            Total at maturity value                                                 245,251
            Less- unamortized discount and interest to be accrued                   (89,644)
                                                                                  ---------
                                                                                  $ 155,607
                                                                                  =========

8 INCOME TAXES

The Company's pretax income (loss) before extraordinary item for U.S. and foreign subsidiaries was as follows for the years ended December 31 (in thousands):


                                2001             2000             1999
                            ------------     ------------     ------------
United States               $    (60,477)    $    (20,923)    $    (20,903)
Foreign                            8,255            5,117            2,547
                            ------------     ------------     ------------
Loss before income taxes    $    (52,222)    $    (15,806)    $    (18,356)
                            ============     ============     ============

Significant components of the provision for income taxes are as follows for the years ended December 31 (in thousands):


                                   2001              2000             1999
                               ------------      ------------      ------------
Current:
   Federal                     $         --      $         --      $      2,000
   State                                 12               105               116
   Foreign                            2,676             2,120             2,076
                               ------------      ------------      ------------
                                      2,688             2,225             4,192
Deferred                                 (3)              (50)             (128)
                               ------------      ------------      ------------
                               $      2,685      $      2,175      $      4,064
                               ============      ============      ============


A reconciliation of the income taxes computed at the federal statutory rate to the Company's income tax provision is as follows for the years ended December 31 (in thousands):


                                              2001             2000             1999
                                          ------------     ------------     ------------
Federal benefit at statutory rate         $    (17,755)    $     (5,374)    $     (6,244)
State benefit, net of federal tax               (2,067)            (645)            (629)
Nondeductible goodwill amortization                532              532            2,271
Change in deferred tax asset
   valuation allowance                          16,095            6,751            4,882
Nondeductible debt restructuring costs
                                                 4,374               --               --
Foreign tax rate differences                       266              334            1,843
Other                                            1,240              577            1,941
                                          ------------     ------------     ------------
                                          $      2,685     $      2,175     $      4,064
                                          ============     ============     ============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows as of December 31 (in thousands):


                                                     2001              2000
                                                 ------------     ------------
Deferred tax liabilities:
   Tax over book depreciation                    $        306     $        318
   Tax over book amortization                           2,121            2,006
   Section 481(a) adjustment                            1,747            2,329
                                                 ------------     ------------
               Total deferred tax liabilities           4,174            4,653
                                                 ------------     ------------

Deferred tax assets:
   Compensation accruals                                4,142            4,194
   Pension accrual                                      1,544            1,167
   Inventory reserves                                   2,561            2,344
   Vacation accrual                                       728              899
   Warranty reserves                                    1,062              993
   Restructuring reserves                               2,432              867
   Tax loss carryforward                               32,241           18,915
   Other                                                4,034            3,734
                                                 ------------     ------------
               Total deferred tax assets               48,744           33,113
Valuation allowance                                   (44,505)         (28,410)
                                                 ------------     ------------
               Deferred tax assets, net of
                  valuation allowance                   4,239            4,703
                                                 ------------     ------------
Net deferred tax assets                          $         65     $         50
                                                 ============     ============


The total current deferred tax asset of $380,000 and $359,000 at December 31, 2001 and 2000, respectively, is included in other current assets. The total noncurrent deferred tax liability of $315,000 and $309,000 at December 31, 2001 and 2000, respectively, is included in other long-term liabilities.

The Company has established a deferred tax valuation allowance of $44.5 million due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

The Company will not recognize any taxable income on the extraordinary gain on early extinguishment of debt related to the Debt Restructuring completed on November 21, 2001 due to certain provisions of the United States Internal Revenue Code (the Code) for taxpayers deemed insolvent. Those same provisions also provide that any taxpayer not recognizing taxable income due to this insolvency provision will reduce all tax attributes, as defined under the Code, to the extent of the unrecognized gain. The Company's portion of net operating loss carryforwards that were generated in the United States is the only tax attribute applicable to this provision. As of December 31, 2001, the Company had a deferred tax asset related to net operating losses of $32.2 million, of which $31.0 million is related to the net operating losses generated in the United States and $1.2 million is related to the net operating losses generated by foreign subsidiaries. Therefore on January 1, 2002, the Company will be required to reduce to zero the $31.0 million of the deferred tax asset and the valuation allowance related to the net operating losses in the United States.

The Company has foreign operating loss carryforwards of $3.9 million, of which $1.7 million expire between 2002 and 2011 and $2.2 million have no expiration date.

As of December 31, 2001, the Company has a reserve of $5.7 million included in income taxes payable in accordance with a settlement with the Internal Revenue Service (IRS) for the expected liability, penalties and accrued interest related to a dispute for the period from 1990 to 1995. The Company has agreed with the IRS on the final amount of the tax liability to be paid and is making monthly payments to the IRS.

Accumulated and current unremitted earnings of the Company's foreign subsidiaries are deemed to be reinvested in each country and are not expected to be remitted. As such, no U.S. taxes have been provided for such foreign earnings.

9 RELATED-PARTY TRANSACTIONS

For each of the years ended December 31, 2001, 2000 and 1999, the Company recorded a charge to operations of $1.7 million in each year for management services provided by Greenwich Street Capital Partners, L.P., a related party. The services include, but are not limited to, developing and implementing corporate and business strategy, and providing other consulting and advisory services.

Under the terms of the Senior Secured Credit Facility, the Company is prohibited from making any payment, in cash or other property, of the advisory fee until the repayment in full of the loans outstanding under the Senior Secured Credit Facility. The Company is accruing the advisory fee, together with a late fee, at the rate of 2 percent per month. The Company had a balance payable, inclusive of late fees, of $1.6 million at December 31, 2001.

GSCP Recovery (US), LLC, a related party, purchased $9.8 million of the $20.0 million principal Tranche A Senior Secured Notes in April 2001 and $5.0 million of the $10.0 million principal Tranche B Senior Secured Notes in November 2001. Interest on the notes is payable at maturity (see Note 7).

The Company recognized a gain of $52.7 million in November 2001 from the early retirement of debt held by related parties. The gain was recorded as contributed capital in the Company's Consolidated Statement of Shareholders' Deficit and Comprehensive Income.

In 2001, the Former Parent made an equity contribution of $5.2 million to the Company.

In 2000, the Company relocated its corporate headquarters to a facility leased from a limited liability corporation (the LLC) in which the Company has a 50% interest. The Company contributed cash of $0.6 million to the LLC and the investment is accounted for under the equity method. The Company's allocable share of the LLC income is included as a component of other income in the accompanying Consolidated Statements of Operations. The LLC financed the purchase of the facility with a mortgage secured by the facility. At December 31, 2001, the remaining balance on the mortgage was $6.7 million. The annual lease payments to the LLC are $1.1 million for years 1 to 5 and $1.2 million for years 6 to 10. The lease has been classified as an operating lease and the Company records the lease obligations as rent expense.

10 RETIREMENT PLANS

The Company has one noncontributory defined benefit pension plan as a result of a merger in August 2000 of the company's union employee plan with its nonunion employee plan. Two benefit structures, union and nonunion, are maintained under the merged plan. On July 1, 1999, the nonunion pension plan was converted to a cash balance pension plan. Under the terms of the cash balance pension plan, accrued benefits are expressed as account balances for each participant. Each year the account balances are increased by an interest credit based on an interest rate indexed to the U.S. Treasury bills, with a minimum interest rate of 5%, as well as a benefit credit based on the participant's age, vesting service and covered remuneration. Pension costs are funded annually, subject to limitations.

The following table presents the funded status of the plan as recognized in the consolidated financial statements as of and for the years ended December 31 (in thousands):


                                                                         2001               2000
                                                                      ------------      ------------
Change in benefit obligation:
   Benefit obligation at beginning of period                          $     27,073      $     24,620
   Service cost                                                              1,437             1,662
   Interest cost                                                             1,921             1,943
   Actuarial loss (gain)                                                      (591)            2,033
   Benefits paid                                                            (4,191)           (3,130)
   Amendments                                                                   23                --
   Effects of curtailment                                                      (36)              (55)
                                                                      ------------      ------------
Benefit obligation at end of period                                         25,636            27,073
                                                                      ------------      ------------
Change in plan assets:
   Fair value of plan assets at beginning of period                         30,511            33,536
   Actual return on plan assets                                             (6,832)             (875)
   Employer contribution                                                       138               980
   Benefits paid                                                            (4,191)           (3,130)
                                                                      ------------      ------------
Fair value of plan assets at end of period                                  19,626            30,511
                                                                      ------------      ------------
Change in funded status:
   Funded status                                                            (6,010)            3,438
   Unrecognized actuarial loss (gain)                                        6,384            (2,858)
   Unrecognized net transition obligation                                       --                 9
   Unrecognized prior service cost                                          (3,335)           (3,841)
                                                                      ------------      ------------
Net amount recognized                                                 $     (2,961)     $     (3,252)
                                                                      ============      ============

Amounts recognized in the consolidated balance sheets consist of:
   Accrued benefit liability                                          $     (4,107)     $     (3,252)
   Accumulated other comprehensive loss                                      1,146                --
                                                                      ------------      ------------
Net amount recognized                                                 $     (2,961)     $     (3,252)
                                                                      ============      ============


                                                                  2001               2000                1999
                                                              ------------       ------------       ------------
Weighted average assumptions:
   Discount rate                                                       7.0%              7.25%              7.75%
   Expected return on plan assets                                      9.0                9.0                9.0
   Rate of compensation increase                                       4.5                4.5                4.5

Components of net periodic benefit cost (income):
   Service cost                                               $      1,437       $      1,662       $      1,771
   Interest cost                                                     1,921              1,943              1,817
   Expected return on plan assets                                   (2,821)            (2,740)            (2,243)
   Amortization of unrecognized net transition obligation                9                 40                 40
   Amortization of prior service cost                                 (403)              (435)              (326)
   Recognized actuarial loss (gain)                                   (215)              (275)                19
   Curtailment gain                                                    (81)              (340)                --
                                                              ------------       ------------       ------------
Net periodic benefit cost (income)                            $       (153)      $       (145)      $      1,078
                                                              ============       ============       ============

Plan assets consist primarily of equity and debt securities and cash equivalents.

The Company provides a 401(k) savings plan for U.S. employees. Employee contributions of up to 6% of eligible compensation are matched 50% by the Company. The Company's contributions amounted to $1.0 million, $1.1 million and $0.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company's Japanese subsidiary also has a retirement and termination plan (the Retirement Plan), which provides benefits to employees in Japan upon their termination of employment. The benefits are based upon a multiple of the employee's monthly salary, with the multiple determined based upon the employee's years of service. The multiple paid to employees who retire or are involuntarily terminated is greater than the multiple paid to those who voluntarily terminate their services. The Retirement Plan is unfunded, and the accompanying Consolidated Balance Sheet includes a liability of approximately $0.6 million at December 31, 2001, which represents the actuarially determined estimated present value of the Company's liability as of this date. In developing this estimate, the actuary used discount and compensation growth rates prevailing in Japan of 1.4% and 3.2%, respectively. For the years ended December 31, 2001, 2000 and 1999, the Company charged $0.3 million, $0.3 million and $0.4 million, respectively, to expense for this plan.

11 POSTRETIREMENT BENEFITS

The Company is obligated to provide health and life insurance benefits to certain employees of its U.S. operations upon retirement. Contributions required to be paid by the employees toward the cost of such plans are a flat dollar amount per month in certain instances or a range from 25% to 100% of the cost of such plans in other instances.

The following table presents the status of the above plans as recognized in the consolidated financial statements as of and for the years ended December 31 (in thousands):



                                                    2001                2000
                                                 ------------       ------------
Change in benefit obligation:
   Benefit obligation at beginning of period     $        659       $        572
   Service cost                                             8                 17
   Interest cost                                           32                 43
   Actuarial loss (gain)                                 (176)               116
   Benefits paid                                          (59)               (27)
   Amendments                                               7                (62)
                                                 ------------       ------------
Benefit obligation at end of period                       471                659
                                                 ------------       ------------
Fair value of plan assets at end of period                 --                 --
                                                 ------------       ------------
Change in funded status:
   Funded status                                         (471)              (659)
   Unrecognized actuarial loss (gain)                      (3)               173
   Unrecognized prior service cost                        (43)               (56)
                                                 ------------       ------------
Net amount recognized                            $       (517)      $       (542)
                                                 ============       ============

Weighted average assumptions:
   Discount rate                                          7.0%              7.25%

The assumed healthcare cost trend rate and ultimate rate used in measuring the benefit obligation is 9.25% and 5.50%, respectively, for the year ended December 31, 2001.

The net periodic benefit cost included the following components for the years ended December 31 (in thousands):

                                                          2001              2000             1999
                                                       -----------      -----------      -----------
Components of net periodic benefit cost:
   Service cost                                        $         8      $        17      $        30
   Interest cost                                                32               43               40
   Amortization of unrecognized net actuarial loss              --                4                5
   Amortization of unrecognized prior service cost              (6)              (6)              --
                                                       -----------      -----------      -----------
Net periodic benefit cost                              $        34      $        58      $        75
                                                       ===========      ===========      ===========

A one percentage point change in assumed healthcare cost trend rates would have an immaterial effect on service and interest cost components.

12 COMMITMENTS AND CONTINGENCIES

0LITIGATION

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

The Company (or, for certain sites, Mark IV Industries, Inc. (Mark IV) on behalf of the Company) has undertaken or is currently undertaking remediation of contamination at certain of its currently or formerly owned sites (some of which are unrelated to the audio business), and the Company has agreed that it is a de minimis responsible party at a number of other such sites, which have been designated as Superfund sites under U.S. environmental laws. The Company has had Phase I Environmental Site Assessments and Compliance Reviews conducted by a third-party environmental consultant at all of its manufacturing sites and is aware of environmental conditions at certain of such sites that require or may require remediation or continued monitoring. In particular, the Company's site in Buchanan, Michigan, has been designated a Superfund site under U.S. environmental laws. Mark IV has agreed to indemnify the Company fully for environmental liabilities resulting from the Buchanan, Michigan, Superfund site and certain of the other sites at which the environmental consultant indicated monitoring or remediation was necessary.

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

Through December 31, 2001, the Company had accrued approximately $1.9 million over the life of the project for anticipated costs to be incurred for the Lincoln facility cleanup activities, of which approximately $1.6 million had been paid.

The Company's environmentally related expenditures for the years ended December 31, 2001, 2000 and 1999 were not material. The Company incurs approximately $30,000 to $50,000 per year of expenses associated with the disposal of hazardous materials generated in connection with its manufacturing processes.

There can be no assurance that the Company's estimated environmental expenditures, which it believes to be reasonable, will cover in full the actual amounts of environmental obligations the Company does incur, that Mark IV will pay in full the indemnified environmental liabilities when they are incurred, that new or existing environmental laws will not affect the Company in currently unforeseen ways, or that present or future activities undertaken by the Company will not result in additional environmentally related expenditures. However, the Company believes that compliance with federal, state and local environmental protection laws and provisions should have no material adverse effect on its results of operations or financial condition.

EMPLOYMENT CONTRACTS

The Company has employment contracts with certain key executives that require the Company to make payments for up to 12 months' salary in the event such executives are terminated without cause.

The chief executive officer (CEO) entered into an employment arrangement with the Company on November 20, 2001, ending on December 31, 2002, pursuant to which the CEO will receive (i) a base salary of $380,000 for 2002;

and (ii) a guaranteed bonus of $380,000 payable on January 3, 2003. The chairman of the board (Chairman) is authorized to extend the employment of the CEO for six months after December 31, 2002 at a base salary rate of $190,000. The Chairman may also determine to employ the CEO for an additional six months at a base salary rate of $95,000.

LEASE COMMITMENTS

At December 31, 2001, the Company had various noncancelable operating leases for corporate headquarters, manufacturing, distribution and office buildings, warehouse space and equipment. Rental expense charged to operations was $3.4 million, $2.9 million and $2.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Approximate future minimum rental commitments under all noncancelable operating leases are as follows for the years ended December 31 (in thousands):

2002                                              $      2,532
2003                                                     2,369
2004                                                     2,102
2005                                                     1,960
2006                                                     1,377
2007 and thereafter                                      4,645
                                                  ------------

      Total minimum lease commitments             $     14,985
                                                  ============

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

MULTIMEDIA/AUDIO COMMUNICATIONS

Multimedia/Audio Communications segment targets seven principal product markets including: (i) microphones, headphones and headsets to the computer industry;
(ii) cassette duplicators and copiers to copy the spoken word and serving two principal markets: religious and training programs/seminars; (iii) aviation communications headsets, intercoms and microphones to major commercial and commuter airlines and pilots and to airframe manufacturers and private pilots;
(iv) wireless local area networks and satellite-based mobile phone antennas systems, supplying mobile phone manufacturers, corporations, retailers, warehouses and distribution centers; (v) Talking Book Players, a unique cassette player for the blind and physically handicapped; (vi) Wireless Communications, wireless communications products such as headsets, microphones, antennas and rotors for three primary markets: public safety, law enforcement groups and commercial truck drivers; and (vii) wireless assistive listening systems, products such as auditory trainers and personal assistive listening devices for the hearing impaired focusing on the educational market where many schools use the Company's products.

The following tables provide information by business segment (in thousands):


                            Professional     Multimedia/
                              Sound and         Audio
                            Entertainment   Communications      Corporate        Consolidated
                            -------------   --------------    -------------     -------------
Net sales:
   2001                     $     196,844    $      87,615    $          --     $     284,459
   2000                           212,564          116,291               --           328,855
   1999                           212,332          133,725               --           346,057

Operating profit (loss):
   2001                             3,423            9,538          (28,121)          (15,160)
   2000                            14,575           16,824          (21,230)           10,169
   1999                            16,033           13,376          (17,750)           11,659

Depreciation expense:
   2001                             5,463              960            2,581             9,004
   2000                             4,620            2,662            3,950            11,232
   1999                             2,158            2,364            5,526            10,048

Capital expenditures:
   2001                             4,600              927              594             6,121
   2000                             7,533            1,063            2,957            11,553
   1999                             3,752            2,882            1,807             8,441

Total assets:
   2001                            95,528           32,649           59,424           187,601
   2000                           113,564           40,373           69,793           223,730
   1999                           112,529           61,588           87,881           261,998


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

The Company's net sales into each of its principal geographic regions were as follows for the years ended December 31 (in thousands):


                               2001            2000            1999
                           ------------    ------------    ------------
United States              $    164,508    $    192,649    $    202,327
Germany                          22,431          28,055          34,815
Japan                            15,101          20,627          19,212
United Kingdom                   11,191           8,911          10,385
China                             8,712          12,956          14,369
Other foreign countries          62,516          65,657          64,949
                           ------------    ------------    ------------
                           $    284,459    $    328,855    $    346,057
                           ============    ============    ============

It is not practical for the Company to accurately disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.

Long-lived assets of the Company's U.S. and international operations were as follows for the years ended December 31 (in thousands):


                     2001           2000             1999
                 ------------    ------------    ------------
United States    $     79,841    $     97,590    $    108,047
International           9,305           9,374          10,036
                 ------------    ------------    ------------
Consolidated     $     89,146    $    106,964    $    118,083
                 ============    ============    ============


14 EQUITY

PREFERRED STOCK

In the fourth quarter of 2001, prior to the Debt Restructuring, the Company was authorized to issue 900 shares of Series A Preferred stock, par value of $0.01 per share and 5 million shares of Series B Preferred stock, par value of $0.01 per share.

Holders of Series A and Series B Preferred stock are entitled to receive dividends and distributions that may be declared by the Board of Directors from time to time. No dividends were declared in 2001.

Holders of Series A and Series B Preferred stock have the same voting rights as holders of the Common stock. The holders of Series A and Series B Preferred stock have no preemptive, conversion, redemption, subscription or similar rights and the Preferred stock can be converted into Common stock at the election of the Company.

COMMON STOCK

In the fourth quarter of 2001, prior to the Debt Restructuring, the Company's authorized shares of common stock were increased from 1,000 shares to 25 million shares.

WARRANTS

Warrants entitling the holders to purchase up to 1,666,155 shares (subject to certain antidilution adjustments) of the Series B Preferred stock (or Common stock if the Series B Preferred stock is converted) were issued pursuant to the Company's Debt Restructuring (see Note 7) completed in November 2001. The warrants are exercisable at $0.01 per share and will expire on the later of March 30, 2007 or 15 days after the Company shall have either furnished to the holders of the Warrants its audited annual financial statements for the fiscal year ended December 31, 2006 or shall have filed an annual report on Form 10-K with respect to such fiscal year.

The number of Warrants exercisable is subject to the Company satisfying certain financial performance targets. There were no Warrants exercisable at December 31, 2001.

15 FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, foreign currency forward contracts and the revolving line of credit approximates fair value because of the short maturity of these instruments.

The carrying amount of the Company's long-term debt approximates fair value because of the variability of the interest cost associated with these instruments. The fair value of the Company's Senior Subordinated Notes for 2000 is estimated based on quoted market values for the notes. No quotes were available for 2001.

The carrying amount of the Company's Senior Subordinated Discount Notes approximates fair value because of the recent issuance, November 2001, of the notes.

The estimated fair values of the Company's financial instruments are as follows as of December 31 (in thousands):


                                                             2001                           2000
                                                 ----------------------------    ----------------------------
                                                   Carrying                        Carrying
                                                    amount        Fair value        amount        Fair value
                                                 ------------    ------------    ------------    ------------
Cash and cash equivalents                        $      3,026    $      3,026    $      2,701    $      2,701
Accounts receivable                                    40,765          40,765          46,522          46,522
Accounts payable                                       13,901          13,901          13,100          13,100
Foreign currency forward contracts                         28              28               5               5
Revolving lines of credit                              21,159          21,159          27,539          27,539
Long-term debt, excluding Senior
   Subordinated Notes and Senior Subordinated
   Discount Notes                                     110,667         110,667          87,662          87,662
Senior Subordinated Notes                                 550             550         225,000         124,000
Senior Subordinated Discount Notes                     44,390          44,390              --              --

16 QUARTERLY FINANCIAL DATA

The following table shows the unaudited quarterly financial data for the years ended December 31, 2001 and 2000 (in thousands):



                           First quarter    Second quarter   Third quarter   Fourth quarter       Total
                           -------------    --------------   -------------   --------------    ------------

           2001
Net sales                  $     72,317     $     76,127     $     72,595     $     63,420     $    284,459
Operating profit (loss)             (39)           2,719           (4,259)         (13,581)         (15,160)
Net income (loss)                (9,754)          (7,679)         (15,289)          93,712           60,990

           2000
Net sales                  $     83,299     $     85,278     $     85,949     $     74,329     $    328,855
Operating profit (loss)           7,075           (2,734)           5,936             (108)          10,169
Net income (loss)                 3,976           (8,515)          (4,279)          (9,163)         (17,981)

In second quarter 2001, the Company recorded restructuring charges of $0.9 million.

In third quarter 2001, the Company recorded a special charge of $2.8 million to provide a reserve for bad debts and a special charge of $4.2 million to provide a reserve for impaired inventories.

In fourth quarter 2001, the Company recorded restructuring charges of $11.5 million and recorded an extraordinary gain of $115.9 million on the early extinguishment of debt.

In second quarter 2000, the Company recorded restructuring charges of $9.7 million, of which $0.9 million was reversed in fourth quarter 2000.

                                                                     SCHEDULE II

                           TELEX COMMUNICATIONS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


        Column A                    Column B        Column C          Column D          Column E
-------------------------------    ------------    ------------     ------------       ------------
                                    Balance at     Additions         Deductions        Balance at
                                    Beginning      Charged to           From             End of
                                     of Year         Income           Reserves            Year
                                   ------------    ------------     ------------       ------------
Description

YEAR ENDED DECEMBER 31, 1999

Allowance for doubtful accounts    $      2,925    $        858     $      1,605(a)    $      2,178
                                   ============    ============     ============       ============

Restructuring accrual              $      3,036    $     (2,124)    $        822(b)    $         90
                                   ============    ============     ============       ============

YEAR ENDED DECEMBER 31, 2000

Allowance for doubtful accounts    $      2,178    $      1,700     $      1,100(a)    $      2,778
                                   ============    ============     ============       ============

Restructuring accrual              $         90    $      8,812     $      7,013(b)    $      1,889
                                   ============    ============     ============       ============

YEAR ENDED DECEMBER 31, 2001

Allowance for doubtful accounts    $      2,778    $      4,509     $      2,314(a)    $      4,973
                                   ============    ============     ============       ============

Restructuring accrual              $      1,889    $     11,475     $     10,362(b)    $      3,002
                                   ============    ============     ============       ============

----------

(a)      Uncollectible accounts written off and adjustments to the allowance.

(b) Adjustments to the accrual account reflect payments or non-cash charges associated with the accrual.

                                EXHIBIT INDEX
                                     for
                                  FORM 10-K

EXHIBIT
NUMBER          DESCRIPTION
------          -----------

3.1(a)          Restated Certificate of Incorporation of Telex Communications,
                Inc. (the "Company"), dated November 20, 2001 (incorporated by reference to Exhibit 3.1(a) to the Company's Report on Form
                10-Q/A for the quarter ended September 30, 2001), filed on March
                20, 2002 (the "September 2001 10-Q/A")).

3.1(b)          Amendment to Restated Certificate of Incorporation of the
                Company, dated November 20, 2001 (incorporated by reference to
                Exhibit 3.1(b) to the September 2001 10-Q/A).

3.1(c)          Amendment to Restated Certificate of Incorporation of the
                Company, dated November 21, 2001 (incorporated by reference to
                Exhibit 3.1(c) to the September 2001 10-Q/A).

3.2(a)          Amended and Restated By-Laws of the Company dated December 26,
                1997 (incorporated by reference to Exhibit 3.2(a) to the September 2001 10-Q/A).

3.2(b)          Amendments to Amended and Restated By-Laws dated November 20,
                2001 (incorporated by reference to Exhibit 3.2(b) to the September 2001 10-Q/A).

4.1(a)          Indenture ("EVI Indenture"), dated as of March 24, 1997, between
                EV International, Inc. and The Bank of New York, as original
                Trustee, with Bank One Trust Company as successor Trustee
                (incorporated by reference to Exhibit 4(a) to the Company's
                Registration Statement on Form S-4, filed on July 30, 1997, SEC
                No. 333-27341 ("Form S-4")).

4.1(b)          First Supplemental Indenture, dated as of April 11, 2001, to the
                EVI Indenture (incorporated by reference to Exhibit 4.1(b) to the Company's Report on Form 8-K dated April 12, 2001, filed on
                April 12, 2001 ("April 2001 8-K")).

4.1(c) Second Supplemental Indenture, dated as of November 21, 2001, to the EVI Indenture (incorporated by reference to Exhibit 4.1(c) to the September 2001 10-Q/A).

4.2(a) Indenture (the "Telex Indenture"), dated as of May 6, 1997, among Old Telex and Manufacturers and Traders Trust Company
                (incorporated by reference to Exhibit 4(a) to Old Telex's
                Registration Statement on Form S-4, filed on July 2, 1997, SEC
                No. 333-30679 ("Old Telex Registration Statement").

4.2(b)          First Supplemental Indenture, dated as of May 6, 1997, to the
                Telex Indenture (incorporated by reference to Exhibit 4(b) to
                Old Telex Registration Statement).

4.2(c) Second Supplemental Indenture, dated as of February 2, 1998, to the Telex Indenture (incorporated by reference to Exhibit 2 to Old Telex's Report on Form 10-Q for the quarter ended December
                31, 1997, filed on February 17, 1998 ("Old Telex 10-Q")).

4.2(d)          Third Supplemental Indenture, dated as of April 11, 2001, to the
                Telex Indenture (incorporated by reference to Exhibit 4.2(d) to the April 2001 8-K).

4.2(e) Fourth Supplemental Indenture, dated as of November 21, 2001, to the Telex Indenture (incorporated by reference to Exhibit 4.2(e) of the September 2001 10-Q/A).

4.3(a)          Credit Agreement, dated as of May 6, 1997 (as amended, the
                "Credit Agreement"), among Old Telex, the lenders named on the signature pages thereof (the "Senior Lenders"), and The Chase
                Manhattan Bank ("Chase"), as administrative agent for such Senior Lenders ("Administrative Agent") (incorporated by reference to Exhibit 4(d) to Old Telex Registration Statement).

4.3(b)          Amendment No. 1, dated as of January 29, 1998, to the Credit
                Agreement (incorporated by reference to Exhibit 10 to old Telex
                10-Q).

4.3(c)          Amendment No. 2, dated as of December 23, 1998, to the Credit
                Agreement (incorporated by reference to Exhibit 10(a) to the Company's Report on Form 8-K dated December 28, 1998, filed on
                January 15, 1999).

4.3(d)          Amendment No. 3, dated as of October 29, 1999, to the Credit
                Agreement (incorporated by reference to Exhibit 10(b) to the Company's Report on Form 10-Q for the quarter ended September
                30, 1999, filed on November 15, 1999).

4.3(e)          Waiver, Amendment No. 4, Agreement and Consent, dated as of
                April 11, 2001, to the Credit Agreement (incorporated by reference to Exhibit 4.3(h) to the April 2001 8-K).

4.3(f)          Waiver, Amendment No. 5, Agreement and Consent, dated as of
                November 21, 2001, to the Credit Agreement (incorporated by reference to Exhibit 4.3(n) of the 10-Q/A).

4.3(g)          Assignment and Assumption Agreement, dated May 6, 1997, made by
                Old Telex and Telex Communications Group, Inc. ("Former Parent") in favor of the Administrative Agent (incorporated by reference to Exhibit 4(e) to Old Telex Registration Statement).

4.3(h) Guarantee and Collateral Agreement, dated as of May 6, 1997, made by Old Telex and Former Parent in favor of the Administrative Agent and certain other secured parties (the
                "Bank Guarantee and Collateral Agreement") (incorporated by reference to Exhibit 4(f) to Old Telex Registration Statement).

4.3(i)          Amendment No. 1, dated as of April 11, 2001, to the Bank
                Guarantee and Collateral Agreement (incorporated by reference to Exhibit 4.3(j) to the Report on Form 10-Q for the quarter ended
                March 31, 2001 (the "March 2001 10-Q")).

4.3(j) Guarantee and Collateral Amendment and Confirmation, dated as of November 21, 2001, to the Bank Guarantee and Collateral
                Agreement (incorporated by reference to Exhibit 4.3(p) to the September 2001 10-Q/A).

4.3(k)          Patent and Trademark Security Agreement, dated as of May 6,
                1997, made by Old Telex in favor of the Administrative Agent
                (the "Bank Patent and Trademark Security Agreement")
                (incorporated by reference to Exhibit 4(g) to Old Telex
                Registration Statement).

4.3(l) Amendment No. 1, dated as of April 11, 2001, to the Bank Patent and Trademark Security Agreement (incorporated by reference to Exhibit 4.3(k) to the March 2001 10-Q).

4.4(a)          Note Purchase Agreement, dated as of April 11, 2001, among the
                Company, TCI Investments LLC and GoldenTree, each as Co-Agent, and the Purchasers parties thereto (incorporated by reference to Exhibit 4.4(a) to the April 2001 8-K).

4.4(b)          Amended and Restated Note Purchase Agreement, dated as of
                November 21, 2001, for the purchase of $30 million adjusted interest PIK senior secured notes, among the Company, GSCP
                Recovery

                (US), LLC and GoldenTree, each as Co-Agent, and the purchasers parties thereto ("Purchasers") (Exhibits B, C, and E to this Agreement are filed as Exhibits 4.4(d), 4.4(f), and 4.5(b), respectively.) (incorporated by reference to Exhibit 4.4(d) of the September 2001 10-Q/A).

4.4(c) Guarantee and Collateral Agreement, dated as of April 11, 2001, made by the Company, Former Parent and Telex Communications
                International, Ltd. (the "Grantors"), in favor of TCI
                Investments LLC and GoldenTree, ("Co-Agents for the Purchasers")
                (incorporated by reference to Exhibit 4.3(h) to the March 2001
                10-Q).

4.4(d) Amended and Restated Guarantee and Collateral Agreement, dated as of November 21, 2001, made by the Grantors. In favor of the Co-Agents for the Purchasers (Exhibit A to this Agreement is filed as Exhibit 4.5(b), (incorporated by reference to Exhibit
                4.4(e) of the September 2001 10-Q/A).

4.4(e)          Patent and Trademark Security Agreement, dated as of April 11,
                2001, made by the Company in favor of the Co-Agents for the Purchasers (incorporated by reference to Exhibit 4.3(m) to the March 2001 10-Q).

4.4(f) Amended and Restated Patent and Trademark Security Agreement, dated as of November 21, 2001, made by the Company in favor of the Co-Agents for the Purchasers (incorporated by reference to Exhibit 4.4(f) of the September 2001 10-Q/A).

4.5(a)          Intercreditor Agreement, dated as of April 11, 2001 (the
                "Intercreditor Agreement"), among Chase, as administrative agent
                (in such capacity, together with its successors and assigns in such capacity, the "Senior Agent") under the Credit Agreement, TCI Investments LLC and GoldenTree High Yield Opportunities I,
                L.P. ("GoldenTree"), as co-agents (in such capacity, together with their successors and assigns, the "Junior Agents"), and the Company (incorporated by reference to Exhibit 4.3(i) to the April 2001 8-K).

4.5(b)          Intercreditor Amendment, dated as of November 21, 2001, to the
                Intercreditor Agreement, among Chase, the Senior Agent, the
                Junior Agents, Telex Communications International, Ltd., and the
                Company (incorporated by reference to Exhibit 4.3(o) to the September 2001 10-Q/A).

4.6 Indenture, dated as of November 21, 2001, between the Company and BNY Midwest Trust Company, as Trustee, with respect to 13%
                Senior Subordinated Discount Notes due 2006, and, when and if issued, the 13% Senior Subordinated Discount Notes due 2006,
                Series A (incorporated by reference to Exhibit 4.5 to the September 2001 10-Q/A).

4.7 Warrant Agreement, dated as of November 21, 2001, by and between the Company and BNY Midwest Trust Company, as Warrant Agent
                (incorporated by reference to Exhibit 4.6 to the September 2001
                10-Q/A).

*10.1           Stockholders and Registration Rights Agreement, dated as of
                March 4, 1997, amended and restated as of May 6, 1997 among Former Parent, G-II and the Stockholders set forth on Schedule A thereto (incorporated by reference to Exhibit 10(a) to Old Telex
                Registration Statement).

*10.2(a)        Consulting Agreement, dated as of May 6, 1997, between Greenwich
                Street Capital Partners, Inc. ("GSCP Inc.") and Former Parent
                (incorporated by reference to Exhibit 10(c) to Old Telex
                Registration Statement).

*10.2(b)        Form of Amendment, dated May 1, 1998, to the Consulting
                Agreement, dated May 6, 1997, between GSCP Inc. and Former
                Parent (incorporated by reference to Exhibit 10(e) to the Company's Report on Form 10-K for the fiscal year ended February
                28, 1998, filed May 29, 1998, SEC No. 333-27341 ("1998 10-K")).

*10.3           Indemnification Agreement, dated as of May 6, 1997, between GSCP
                Inc. and Former Parent (incorporated by reference to Exhibit 10(d) to Old Telex Registration Statement).

*10.4 Incentive Compensation Agreement, dated as of March 15, 2000 between Ned C. Jackson and Former Parent (incorporated by reference to Exhibit 10.5(b) to the Company's Report on Form
                10-K for the fiscal year ended December 31, 1999, filed on March
                30, 2000 ("1999 10-K")).

*10.5           1997 Telex Communications Group, Inc. Amended and Restated Stock
                Option Plan (incorporated by reference to Exhibit 10(h) to the Company's Report on Form 10-Q for the quarter ended June 30,
                1999, filed on August 16, 1999 ("June 1999 10-Q")).

*10.6           Amended and Restated 1998 Telex Communications Group, Inc.
                Performance Stock Option Plan (incorporated by reference to
                Exhibit 10(ee) to June 1999 10-Q).

*10.7 Telex Communications Group, Inc. Cash Bonus Plan (incorporated by reference to Exhibits 10(h), 10(i) and 10(j) to Old Telex
                Registration Statement).

*10.8           Telex Communications Group, Inc. Management Cash Compensation
                Plan (incorporated by reference to Exhibits 10(f), 10(g) and
                10(h) to Old Telex Registration Statement).

*10.9           Warrant, dated April 7, 1998, issued by Former Parent to
                Christopher Forester, and form of amendment thereto
                (incorporated by reference to Exhibit 10(r) to the 1998 10-K).

*10.10          Warrant, dated April 7, 1998, issued by Former Parent to Edgar
                S. Woolard, Jr., and form of amendment thereto (incorporated by reference to Exhibit 10(s) to the 1998 10-K).

*10.11          Warrant, dated March 14, 2000, issued by Former Parent to Edgar
                S. Woolard, Jr. (incorporated by reference to Exhibit 10.11(b) to the 1999 10-K).

10.12 Software License Agreement, dated as of February 10, 1997, between Gulton Industries, Inc. and Mark IV Industries, Inc.
                (incorporated by reference to Exhibit 10(g) to the Form S-4).

10.13(a)        Member Control Agreement of DRF 12000 Portland LLC, dated as of
                March 16, 2000, by and between the Company and DRF TEL LLC
                (incorporated by reference to Exhibit 10.16(a) to the 1999
                10-K).

10.13(b)        Lease, dated March 16, 2000, by and between the Company and DRF
                12000 Portland LLC for the property located at 12000 Portland
                Avenue South, Burnsville, Minnesota (incorporated by reference to Exhibit 10.16(b) to the 1999 10-K).

21              List of Subsidiaries (filed as an exhibit hereto).

99.1            Letter to Securities and Exchange Commission, Pursuant to
                Temporary Note 3T, dated March 25, 2002.

----------

* Denotes management contract or compensatory plan or agreement.