Form 10-Q
period 2002-03-31
TELEX COMMUNICATIONS INC
filed 2002-05-08
CIK 857668

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

For the quarterly period ended March 31, 2002      Commission File No. 333-27341

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

AS OF APRIL 30, 2002, TELEX COMMUNICATIONS, INC. HAD OUTSTANDING 4,987,127 SHARES OF COMMON STOCK, $0.01 PAR VALUE.


                        THIS DOCUMENT CONTAINS 20 PAGES.

================================================================================

                        PART I. --- FINANCIAL INFORMATION



Item 1.  Financial Statements                                                                           Page(s)
Included herein is the following unaudited financial information:
Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001                        3
Condensed Consolidated Statements of Operations for the three month periods ended
March 31, 2002 and 2001                                                                                 4
Condensed Consolidated Statements of Cash Flows for the three month periods ended
March 31, 2002 and 2001                                                                                 5
Notes to Condensed Consolidated Financial Statements                                                    6-11
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          12-17
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     18


                         PART II. --- OTHER INFORMATION

                                                                                                        Page(s)
Signatures                                                                                              20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                   (UNAUDITED)

                                                                                       MARCH 31,    DECEMBER 31,
                                                                                         2002          2001
                                                                                       ---------     ---------
                                                ASSETS
Current assets:
      Cash and cash equivalents                                                        $   2,482     $   3,026
      Accounts receivable, net                                                            47,994        40,765
      Inventories                                                                         48,819        50,785
      Other current assets                                                                 6,601         3,879
                                                                                       ---------     ---------
           Total current assets                                                          105,896        98,455

Property, plant and equipment, net                                                        28,866        30,071
Deferred financing costs, net                                                              3,790         4,173
Intangible assets, net                                                                    53,013        53,064
Other assets                                                                               1,805         1,838
                                                                                       ---------     ---------
                                                                                       $ 193,370     $ 187,601
                                                                                       =========     =========


                                   LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Revolving lines of credit                                                        $  22,308     $  21,159
      Current maturities of long-term debt                                                 8,556         8,177
      Accounts payable                                                                    14,687        13,901
      Accrued wages and benefits                                                           9,196         7,118
      Accrued interest                                                                       224            87
      Other accrued liabilities                                                           11,719        13,432
      Income taxes payable                                                                 7,412         7,522
                                                                                       ---------     ---------
           Total current liabilities                                                      74,102        71,396

Long-term debt                                                                           147,494       147,430
Other long-term liabilities                                                               11,678         8,749
                                                                                       ---------     ---------
           Total liabilities                                                             233,274       227,575
                                                                                       ---------     ---------

Shareholders' deficit:
      Preferred stock and capital in excess of par - preferred stock                      71,870        71,870
      Common stock and capital in excess of par - common stock                             8,310         8,310
      Accumulated other comprehensive loss                                                (9,530)       (9,076)
      Accumulated deficit                                                               (110,554)     (111,078)
                                                                                       ---------     ---------
           Total shareholders' deficit                                                   (39,904)      (39,974)
                                                                                       ---------     ---------
                                                                                       $ 193,370     $ 187,601
                                                                                       =========     =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                      --------------------
                                                      MARCH 31,   MARCH 31,
                                                        2002        2001
                                                      --------    --------
Net sales                                             $ 67,899    $ 72,317
Cost of sales                                           40,692      45,192
                                                      --------    --------
                  Gross profit                          27,207      27,125
                                                      --------    --------
Operating expenses:
     Engineering                                         2,927       3,508
     Selling, general and administrative                17,535      22,720
     Corporate charges                                     387         429
     Amortization of goodwill and other intangibles         30         507
                                                      --------    --------
                                                        20,879      27,164
                                                      --------    --------
                  Operating profit (loss)                6,328         (39)
Interest expense, net                                    6,144       9,408
Other income                                            (1,167)       (210)
                                                      --------    --------
Income (loss) before income taxes                        1,351      (9,237)
Provision for income taxes                                 827         517
                                                      --------    --------
                  Net income (loss)                   $    524    $ (9,754)
                                                      ========    ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                              ---------------------
                                                                              MARCH 31,   MARCH 31,
                                                                                2002        2001
                                                                              ---------   ---------
OPERATING ACTIVITIES:
       Net income (loss)                                                      $    524    $ (9,754)
       Adjustments to reconcile net income (loss) to cash flows from operations:
            Depreciation and amortization                                        1,791       4,040
            Amortization of finance charges and pay-in-kind interest charge      4,331         641
            Gain on disposition of assets                                         (898)          -
            Change in operating assets and liabilities                          (6,222)     10,250
            Change in long-term liabilities                                        478         125
            Other, net                                                             178         317
                                                                              --------    --------
       Net cash provided by operating activities                                   182       5,619
                                                                              --------    --------

INVESTING ACTIVITIES:
       Additions to property, plant and equipment                                 (743)     (2,441)
       Proceeds from disposition of assets                                       2,094           -
       Other                                                                        55          55
                                                                              --------    --------
       Net cash provided by (used in) investing activities                       1,406      (2,386)
                                                                              --------    --------

FINANCING ACTIVITIES:
       Borrowings under revolving lines of credit, net                           1,300         355
       Repayment of long-term debt                                              (3,415)     (2,802)
                                                                              --------    --------
       Net cash used in financing activities                                    (2,115)     (2,447)
                                                                              --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:                      (17)       (117)
                                                                              --------    --------

CASH AND CASH EQUIVALENTS:
       Net (decrease) increase                                                    (544)        669
       Beginning of period                                                       3,026       2,701
                                                                              --------    --------
       End of period                                                          $  2,482    $  3,370
                                                                              ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
          Interest                                                            $  1,680    $  2,816
                                                                              ========    ========
          Income taxes                                                        $    477    $    152
                                                                              ========    ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   Condensed Consolidated Financial Statements

     Telex Communications, Inc. ("Telex" or the "Company"), is a Delaware corporation. The condensed consolidated balance sheets as of March 31, 2002 and December 31, 2001, the condensed consolidated statements of operations for the three months ended March 31, 2002 and 2001, and the condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by the Company without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, these financial statements reflect all adjustments (which include normal recurring accruals) necessary to present fairly the financial position of Telex at March 31, 2002 and the results of its operations and cash flows for all periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted. Therefore, these statements should be read in conjunction with the more detailed information, risk factors and financial statements, including the related notes, included in the Form 10-K for the fiscal year ended December 31, 2001 filed by Telex with the SEC on March 28, 2002 (the "Form 10-K"). Unless otherwise defined herein, capitalized terms shall have the meaning set forth in the Form 10-K. The results of operations for interim periods are not necessarily indicative of results that will be realized for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on shareholders' deficit or net income (loss) as previously reported.

2.   Inventories

     Inventories consist of the following (in thousands):

                         March 31,   December 31,
                           2002         2001
                           ----         ----
     Raw materials        $21,682      $24,709
     Work in process        7,971        8,295
     Finished products     19,166       17,781
                          -------      -------
                          $48,819      $50,785
                          =======      =======

3.   Income Taxes

     The Company recorded an income tax provision of $0.8 million and $0.5 million on pre-tax income of $1.4 million and a pre-tax loss of $9.2 million for the three months ended March 31, 2002 and 2001, respectively. The income tax provision for the three months ended March 31, 2002 is comprised of a U.S. Federal income tax benefit of $0.4 million, offset by a tax valuation allowance adjustment of $0.4 million, and an income tax provision of $0.8 million attributed to income of certain foreign subsidiaries.

     The Company has a deferred tax asset of $13.0 million offset by a tax valuation allowance of $12.9 million at March 31, 2002 due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate sufficient taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

4.   Comprehensive Income (Loss)

     Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net income or loss represents net income or loss adjusted for foreign currency translation adjustments. Comprehensive income was $0.1 million for the three months ended March 31, 2002. Comprehensive loss was $11.7 million for the three months ended March 31, 2001.

5.   Segment Information

     The Company has two business segments: Professional Sound and Entertainment and Multimedia/Audio Communications.

     Professional Sound and Entertainment
     Professional Sound and Entertainment consists of five lines of business within the overall professional audio market, including: (i) permanently installed sound systems; (ii) sound products used by musicians and sold principally through retail channels; (iii) sound professional concerts, recording projects and radio and television broadcasts; (iv) advanced digital matrix intercoms used by broadcasters, including all major television networks, to control production communications, intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

     Multimedia/Audio Communications
     The Multimedia/Audio Communications segment targets seven principal product markets including: (i) microphones, headphones and headsets to the computer industry; (ii) cassette duplicators and copiers to copy the spoken word and serving two principal markets: religious and training programs/seminars;
     (iii) aviation communications headsets, intercoms and microphones to major commercial and commuter airlines and pilots and to airframe manufacturers and private pilots; (iv) wireless local area networks and satellite-based mobile phone antenna systems, supplying mobile phone manufacturers, corporations, retailers, warehouses and distribution centers; (v) Talking Book Players, a unique cassette player for the blind and physically handicapped; (vi) Wireless Communications, wireless communications products such as headsets, microphones, antennas and rotors for three primary markets: public safety, law enforcement groups, and commercial truck drivers; and (vii) wireless assistive listening systems, products such as auditory trainers and personal assistive listening devices for the hearing impaired, focusing on the educational market where many schools use the Company's products.

     The following tables provide information by business segment for the three month periods ended March 31, 2002 and 2001 (in thousands):

                                  Professional                Multimedia/
                                   Sound and                    Audio
                                  Entertainment             Communications              Corporate            Consolidated
                               --------------------     ------------------------     -----------------     -----------------
Net sales
          2002                   $          48,764        $              19,135         $           -        $       67,899
          2001                              46,399                       25,918                     -                72,317


Operating profit (loss)
          2002                   $           3,295        $               3,783         $        (750)       $        6,328
          2001                                (381)                       3,228                (2,886)                  (39)


Depreciation expense
          2002                   $           1,374        $                 111         $         276        $        1,761
          2001                               1,942                          372                 1,219                 3,533


Capital expenditures
          2002                   $             621        $                 101         $          21        $          743
          2001                               1,805                          183                   453                 2,441


Total assets
          2002                   $         100,829        $              31,168         $      61,373        $      193,370
          2001                             100,562                       41,952                76,954               219,468

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


The Company's net sales into each of its principal geographic regions were as follows (in thousands):

                                                       2002                        2001
----------------------------------------------------------------------------------------
United States                             $          38,118           $          42,798
Germany                                               5,004                       5,774
Japan                                                 3,307                       3,728
United Kingdom                                        2,760                       2,965
China                                                 2,363                       1,856
Other foreign countries                              16,347                      15,196
                                        --------------------        --------------------
                                          $          67,899           $          72,317
                                        ====================        ====================

It is not practical for the Company to disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.


Long-lived assets of the Company's United States and international operations were as follow:

                                           March 31, 2002             December 31, 2001
                                        --------------------        --------------------
United States                             $          78,402           $           79,841
International                                         9,072                        9,305
                                        --------------------        --------------------
                                          $          87,474           $           89,146
                                        ====================        ====================

6.   Restructuring Charges

     During the year ended December 31, 2001, the Company recorded pre-tax restructuring charges of $11.5 million attributable to consolidation of certain of the Company's manufacturing operations in the United States, to the restructuring of operations in Hong Kong, Canada and Mexico, and to the discontinuation of its hearing instrument product line. The restructuring will result in a reduction of approximately 450 employees, primarily in manufacturing and distribution, with approximately 350 employees terminated as of March 31, 2002. The sale and disposal of the owned facilities associated with the restructuring charges is expected to be completed by mid 2002.

     The following table summarizes the activity associated with the restructuring reserves for the three months ended March 31, 2002 (in thousands):


                                                                              Balance at                             Balance at
                                                                           January 1, 2002     Cash Payments       March 31, 2002
                                                                           ---------------     -------------       --------------
      Severance accrual                                                     $       2,470        $       950        $       1,520
      Other restructuring reserves                                                    532                 74                  458
                                                                            -------------        -----------        -------------
                                                                            $       3,002        $     1,024        $       1,978
                                                                            =============        ===========        =============

     As disclosed above, in 2001 the Company announced plans to exit its hearing instruments product line. In the three month period ended March 31, 2002, the Company sold certain of the related assets for proceeds of $2.1 million and recognized a gain of $0.9 million on the sale of these assets.

7.   Debt

     Long-term debt consists of the following (in thousands):

                                                                                                  March 31,         December 31,
                                                                                                     2002               2001
                                                                                                     ----               ----
Senior Secured Credit Facility (Term Loan Facility):
   Term Loan A, due in quarterly installments through April 30, 2004, bearing interest at LIBOR plus 5% payable monthly, secured by
     substantially all assets of the Company.                                                    $      17,296      $      18,084
   Term Loan B, due in quarterly installments through April 30, 2004, bearing interest at LIBOR plus 5% payable monthly, secured by
     substantially all assets of the Company.                                                           57,249             59,858
Tranche A Senior Secured Notes, with step-up (18% to 25%), pay-in-kind interest,
   (effective interest rate of 31.0% over the life of the note), due July 31,
   2004, secured by substantially all assets of the Company
   (net of unamortized discount of $855 and $943).                                                      23,198             21,951
Tranche B Senior Secured Notes, with step-up (19.5% to 25%), pay-in-kind interest,
   (effective interest rate of 26.2% over the life of the note), due July 31,
   2004, secured by substantially all assets of the Company
   (net of unamortized discount of $522 and $576).                                                      10,218              9,647
Senior Subordinated Discount Notes, due November 15, 2006, with an effective interest rate, exclusive of capitalized debt issuance costs, of 18.5%, accreting at 13% on the deemed issue price of $56,104, unsecured
   (net of unamortized discount of $58,698 and $60,710).                                                46,403             44,390
Senior Subordinated Notes, due May 1, 2007, bearing interest of 10.5% payable
   semiannually, unsecured.                                                                                500                500
Senior Subordinated Notes, due March 15, 2007, bearing interest of 11% payable
   semiannually, unsecured.                                                                                 50                 50
Interest-free loan, discounted at an effective interest rate of 10.5%, due in monthly installments beginning March 2002 through February 2010, secured
   by Morrilton, Arkansas, building (net of unamortized discount of $544 and $573).                      1,136              1,127
                                                                                                ---------------    ---------------

                                                                                                       156,050            155,607
Less - current portion                                                                                  (8,556)            (8,177)
                                                                                                ---------------    ---------------

              Total long-term debt                                                               $     147,494      $     147,430
                                                                                                ===============    ===============


8.   New Accounting Standards

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) on January 1, 2002 with respect to goodwill and intangible assets acquired prior to July 1, 2001. Under SFAS 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The Company will perform its initial impairment analysis of its goodwill in the second quarter of 2002 and annually thereafter. Under SFAS 142, the Company ceased amortizing goodwill effective January 1, 2002. The following table presents a reconciliation of reported net income (loss) to adjusted amounts under SFAS 142 (in thousands):

                                                            Three months ended
                                                  ---------------------------------------
                                                   March 31, 2002        March 31, 2001
                                                  -----------------     -----------------
     Reported net income (loss)                    $           524       $        (9,754)

     Goodwill amortization                                       -                   473
                                                  -----------------     -----------------

     Adjusted net income (loss)                    $           524       $        (9,281)
                                                  =================     =================


     The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) on January 1, 2002. SFAS 144 supersedes previous guidance for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS 144 had no effect on the Company's results of operations or its financial position.

9.   Related-Party Transactions

     The Company recorded a charge to operations of $0.4 million for the three months ended March 31, 2002 and 2001, respectively, for management services provided by Greenwich Street Capital Partners, Inc., a related party. The services include, but are not limited to, developing and implementing corporate and business strategy, and providing other consulting and advisory services.

     Under the terms of the Senior Secured Credit Facility, the Company is prohibited from making any payment, in cash or other property, of the management services fee until repayment in full of the loans outstanding under the Senior Secured Credit Facility. The Company is accruing the management services fee, together with a late fee, at the rate of 2 percent per month on the outstanding balance. The Company had a balance payable, inclusive of late fees, of $2.0 million at March 31, 2002.

10.  Subsequent Events

     Effective April 16, 2002, the Company converted all of its outstanding Series A Preferred Stock and Series B Preferred Stock into an equal number of shares of its Common Stock.

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

The Company has two business segments: Professional Sound and Entertainment and Multimedia/Audio Communications. Professional Sound and Entertainment consists of five lines of business within the overall professional audio market, including: (i) permanently installed sound systems; (ii) sound products used by musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcasts; (iv) advanced digital matrix intercoms used by broadcasters, including all major television networks, to control production communications, intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

The Multimedia/Audio Communications segment targets seven principal product markets, including: (i) microphones, headphones and headsets to the computer industry; (ii) cassette duplicators and copiers to copy the spoken word and serving two principal markets: religious and training programs/seminars; (iii) aviation communications headsets, intercoms and microphones to major commercial and commuter airlines and pilots and to airframe manufacturers and private pilots; (iv) wireless local area networks and satellite-based mobile phone antenna systems, supplying mobile phone manufacturers, corporations, retailers, warehouses and distribution centers; (v) Talking Book Players, a unique cassette player for the blind and physically handicapped; (vi) Wireless Communications, wireless communications products such as headsets, microphones, antennas and rotors for three primary markets: public safety, law enforcement groups, and commercial truck drivers; and (vii) wireless assistive listening systems, products such as auditory trainers and personal assistive listening devices for the hearing impaired, focusing on the educational market where many schools use the Company's products.

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

The Company reports the foreign exchange gains or losses on transactions as part of other income. Gains and losses on translation of foreign currency denominated balance sheets are classified as currency translation adjustments and are included in "accumulated other comprehensive loss" as part of shareholders' deficit.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in the Company's condensed consolidated statements of operations, in thousands:

                                                                    Three months ended
                                                   -----------------------------------------------------
                                                       March 31,        March 31,               %
                                                         2002             2001               Change
                                                   -----------------------------------    --------------
Net sales:
     Professional Sound and Entertainment            $       48,764      $     46,399              5.1%
     Multimedia/Audio Communications                         19,135            25,918            -26.2%
                                                   -----------------------------------    --------------

     Total net sales                                         67,899            72,317             -6.1%
                                                   -----------------------------------    --------------
Gross profit:
     Professional Sound and Entertainment                    18,945            17,225
         % of sales                                           38.9%             37.1%
     Multimedia/Audio Communications                          8,262             9,900
         % of sales                                           43.2%             38.2%
                                                   -----------------------------------

     Total gross profit                                      27,207            27,125
         % of sales                                           40.1%             37.5%
                                                   -----------------------------------

Operating profit (loss)                              $        6,328      $        (39)
                                                   ===================================

Net income (loss)                                    $          524      $     (9,754)
                                                   ===================================


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net sales. The Company's net sales decreased $4.4 million, or 6.1%, from $72.3 million for the three months ended March 31, 2001 to $67.9 million for the three months ended March 31, 2002. Sales in the Professional Sound and Entertainment segment increased while sales in the Multimedia/Audio Communications segment declined primarily due to lower sales of hearing instruments products, which the Company exited in the first quarter of 2002, and due to continued sluggishness in the computer and telecommunications industries.

Net sales in the Company's Professional Sound and Entertainment segment increased $2.4 million, or 5.1%, from $46.4 million for the three months ended March 31, 2001 to $48.8 million for the three months ended March 31, 2002. The increase is attributed primarily to higher sales on the strength of new products.

Net sales in the Company's Multimedia/Audio Communications segment decreased $6.8 million, or 26.2%, from $25.9 million for the three months ended March 31, 2001 to $19.1 million for the three months ended March 31, 2002. The decline in net sales is attributed primarily to lower sales of products to the computer and telecommunications industries, in large part due to slowdown of the economy, and to lower sales of hearing instrument products, which the Company exited in the first quarter of 2002.

Gross profit. The Company's gross profit increased $0.1 million, or 0.3%, from $27.1 million for the three months ended March 31, 2001 to $27.2 million for the three months ended March 31, 2002. As a percentage of sales, the gross margin rate increased to 40.1% for the three months ended March 31, 2002 compared to 37.5% for the three months ended March 31, 2001. The increase in the gross margin rate is attributed primarily to improved manufacturing efficiencies and lower operating costs resulting from restructuring measures implemented in 2001.

The gross margin rate for the Professional Sound and Entertainment segment increased from 37.1% to 38.9% for the three months ended March 31, 2002. The increase is attributed primarily to improved manufacturing efficiencies as a result of benefits of restructuring measures implemented in 2001 and increased sales of high-margin products.

The gross margin rate for the Multimedia/Audio Communications segment increased from 38.2% to 43.2% for the three months ended March 31, 2002. The increase is attributed primarily to increased sales of high-margin products, reduced sales of low-margin products and improved manufacturing efficiencies.

Engineering. The Company's engineering expenses decreased $0.6 million, or 16.6%, from $3.5 million for the three months ended March 31, 2001 to $2.9 million for the three months ended March 31, 2002. The decrease in spending for the three-month period in 2002 from the corresponding period in 2001 is attributed primarily to the benefit from continued consolidation and streamlining of the engineering operations that occurred in 2001.

Selling, general and administrative. The Company's selling, general and administrative expenses decreased $5.2 million, or 22.8%, from $22.7 million for the three months ended March 31, 2001 to $17.5 million for the three months ended March 31, 2002. The decrease in expense is attributed mainly to spending controls the Company implemented in light of the slowdown in sales and to professional fees and other costs incurred in 2001 in connection with the Company's amendments to existing debt agreements and with obtaining additional debt.

Corporate charges. Corporate charges of $0.4 million for the three months ended March 31, 2002 and 2001, respectively, represent fees accrued for consulting and management services provided by Greenwich Street Capital Partners, Inc. under a management and services agreement.

Amortization of goodwill and other intangibles. Amortization of goodwill and other intangibles was $30,000 and $0.5 million for the three months ended March 31, 2002 and 2001, respectively. The decline is attributable to implementation of a new accounting standard, under which goodwill is not amortized starting January 1, 2002.

Other income. The Company's other income of $1.2 million for the three months ended March 31, 2002 is principally the profit from the sale of assets related to the hearing instrument products on proceeds of $2.1 million. Other income of $0.2 million for the three months ended March 31, 2001 is principally from one-time proceeds related to settlement of a patent infringement claim.

Interest expense. The Company's net interest expense decreased from $9.4 million for the three months ended March 31, 2001 to $6.1 million for the three months ended March 31, 2002. Interest expense decreased primarily because of lower average outstanding indebtedness due to the debt restructuring the Company completed in November 2001, offset slightly by higher average interest rates.

Income taxes. The Company's income tax expense, excluding the income tax provision related to the net deferred tax asset valuation allowance, was 41.2% of the pretax income for the three months ended March 31, 2002, compared with 37.1% for the three months ended March 31, 2001. The increase in the effective tax rate is principally due to the use of net operating losses by certain foreign subsidiaries for the three months ended March 31, 2001.

As of March 31, 2002, the Company has provided $5.5 million for tax liability, penalties, and accrued interest related to an unsettled dispute with the IRS for taxable years 1990 through 1995. The Company has agreed with the IRS on the final amount of the tax liability to be paid and is making monthly payments.

The Company has established a net deferred tax valuation allowance of $12.9 million due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate sufficient taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had cash and cash equivalents of $2.5 million compared to $3.0 million at December 31, 2001. The Company's principal source of funds in the three months ended March 31, 2002 consisted of $1.4 million of net cash generated from investing activities. Net cash provided by operating activities was $0.2 million and net cash used in financing activities was $2.1 million.

The Company's investing activities consisted mainly of $2.1 million of proceeds from the sale of assets related to a discontinued product line and capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes and improve efficiencies. Capital expenditures totaled $0.7 million for the three months ended March 31, 2002 compared to $2.4 million for the three months ended March 31, 2001. The Company's ability to make capital expenditures is subject to certain restrictions under its Senior Secured Credit Facility.

The Company's accounts receivable of $48.0 million increased $7.2 million from $40.8 million at December 31, 2001. The increase is primarily a result of an increase in the Company's sales in the three months ended March 31, 2002 compared to the three months ended December 31, 2001.

The Company's inventories of $48.8 million decreased $2.0 million from $50.8 million at December 31, 2001. The Company expects the inventories to continue to decline during 2002 as management maintains strategies aimed at reducing inventory levels.

The Company's consolidated indebtedness increased $1.6 million from $176.8 million at December 31, 2001 to $178.4 million at March 31, 2002. The increase is attributed mainly to the Company's Senior Secured Notes and the Senior Subordinated Discount Notes where interest expense on the Notes accrues as additional indebtedness. The Senior Secured Notes indebtedness increased $1.8 million from $31.6 million at December 31, 2001 to $33.4 million at March 31, 2002. The Senior Subordinated Discount Notes indebtedness increased $2.0 million from $44.4 million at December 31, 2001 to $46.4 million at March 31, 2002. Offsetting the additional indebtedness were required payments the Company made, totaling $3.4 million, under the Company's Term Loan Facility.

The Company's current credit facilities include the Senior Secured Credit Facility, consisting of the Term Loan Facility of $74.5 million, the Revolving Credit Facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines, subject to certain limitations, of $8.4 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

As of March 31, 2002, $8.3 million of the Company's $74.5 million Term Loan Facility is payable in the next 12 months. In addition, the Company had $15.6 million outstanding under the Revolving Credit Facility and $6.7 million outstanding under the foreign working capital lines. Net availability, after deduction for open letters of credit and borrowing base limitations, under the Revolving Credit Facility and the foreign working capital lines was $5.0 million at March 31, 2002. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by the Company; therefore, the Company's financial condition is and will continue to be affected by changes in the prevailing interest rates. The effective interest rate under these credit facilities in the three months ended March 31, 2002 was 6.9%.

Pursuant to the Term Loan Facility, the Company is required to make principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($17.3 million of which was outstanding at March 31, 2002), of $1.4 million, $2.3 million and $13.6 million in the remainder of 2002, 2003 and 2004 (with a final maturity date of April 30, 2004), respectively, and (ii) the $65.0 million Tranche B Term Loan Facility ($57.2 million of which was outstanding at March 31, 2002), of $4.5 million, $7.5 million and $45.2 million in the remainder of 2002, 2003 and 2004 (with a final maturity date of April 30, 2004), respectively. In addition, under the terms of the Senior Secured Credit Facility, the Company is required to make mandatory prepayments from proceeds of the sale of assets.

The Company relies mainly on internally generated funds and, to the extent necessary, borrowings under the Revolving Credit Facility and foreign working capital lines to meet its liquidity needs. The Company's liquidity needs arise primarily from debt service, working capital needs and capital expenditure requirements.

The Company has incurred substantial indebtedness in connection with a series of leveraged transactions. As a result, debt service obligations represent significant liquidity requirements for the Company. The Company was in compliance with all covenants related to all debt agreements at March 31, 2002.

In 2001 the Company had defaulted on certain covenants related to its Senior Secured Credit Facility, its Senior Secured Notes and its Senior Subordinated Notes, had to incur additional indebtedness to meet its liquidity needs, and subsequently completed a debt restructuring. The Company will need to improve its operating performance in 2002 to improve the cash flow to meet its liquidity needs. In 2002, the Company's debt service obligations will decline due to the debt restructuring. The Company also expects an improvement in its operating performance due to the benefits from the 2001 restructurings, most of which will be fully implemented in early 2002. While the Company believes that the debt restructuring together with the cash from operations will be adequate to meet its debt service requirements, capital expenditure needs and working capital requirements in 2002, no assurance can be given in this regard. Additionally, the Company's future economic performance and its ability to service its obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. If the Company is not able to generate sufficient cash to meet its obligations, it may be forced to pursue other options including the sale of a portion of its assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign exchange and interest rates. The Company has entered into various financial instruments to manage this risk. The counterparties to these transactions are major financial institutions. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

EXCHANGE RATE SENSITIVITY ANALYSIS

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. During the three months ended March 31, 2002, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in the condensed consolidated statements of operations.

At March 31, 2002, the Company had outstanding foreign forward exchange contracts with a notional amount of $3.4 million and a weighted remaining maturity of 98 days.

At March 31, 2002, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10 percent fluctuation in exchange rates for these currencies would change the fair value by approximately $0.3 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact the Company's earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact the Company's future earnings and cash flows, assuming other factors are held constant.

At March 31, 2002, the Company had fixed rate debt of $47.0 million, step-up, pay-in-kind interest debt of $33.4 million (redemption value of $34.8 million at March 31, 2002), and an interest-free loan of $1.1 million. Holding all other variables constant (such as foreign exchange rates and debt levels), a one-percentage point decrease in interest rates would increase the unrealized fair market value of these debts by approximately $2.7 million.

At March 31, 2002, the Company had floating rate debt of $96.9 million. The earnings and cash flow impact for the next twelve months resulting from a one-percentage point increase in interest rates on this debt would be approximately $1.0 million, holding all other variables constant.

PART II.        OTHER INFORMATION

ITEMS 1 - 5.    NOT APPLICABLE

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None.

(b) Reports on Form 8-K

    None.

SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                             TELEX COMMUNICATIONS, INC.


Dated:   May 8, 2002                         By: /s/ Ned C. Jackson
         ------------------------------          -------------------------------
                                                 Ned C. Jackson
                                                 President and Chief Executive
                                                 Officer


                                             TELEX COMMUNICATIONS, INC.


Dated:   May 8, 2002                         By: /s/ Gregory W. Richter
         ------------------------------          -------------------------------
                                                 Gregory W. Richter
                                                 Vice President and Chief
                                                 Financial Officer