Form 10-Q
period 2002-06-30
TELEX COMMUNICATIONS INC
filed 2002-08-09
CIK 857668

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002     Commission File No. 333-88524

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

                                                     YES   X     NO
                                                        -------    ---------

AS OF JULY 31, 2002, TELEX COMMUNICATIONS, INC. HAD OUTSTANDING 4,987,127 SHARES OF COMMON STOCK, $0.01 PAR VALUE.


                        THIS DOCUMENT CONTAINS 20 PAGES.

================================================================================

                        PART I. --- FINANCIAL INFORMATION

                                                                                                            Page(s)
Item 1.  Financial Statements
Included herein is the following unaudited financial information:
Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001                             3
Condensed Consolidated Statements of Operations for the three and six month periods ended
June 30, 2002 and 2001                                                                                      4
Condensed Consolidated Statements of Cash Flows for the six month periods ended
June 30, 2002 and 2001                                                                                      5
Notes to Condensed Consolidated Financial Statements                                                        6-10
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              11-17
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         18


                         PART II. --- OTHER INFORMATION

                                                                                                            Page(s)
Item 6. Exhibits and Reports on Form 8-K                                                                    19
Signatures                                                                                                  20

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                       JUNE 30,    DECEMBER 31,
                                                                                         2002          2001
                                                                                      -----------  ------------
                                                                                      (UNAUDITED)   (SEE NOTE)
                                                             ASSETS
Current assets:
      Cash and cash equivalents                                                       $   1,979    $   3,026
      Accounts receivable, net                                                           50,082       40,765
      Inventories                                                                        52,304       50,785
      Other current assets                                                                6,155        3,879
                                                                                      ---------    ---------
           Total current assets                                                         110,520       98,455

Property, plant and equipment, net                                                       28,474       30,071
Deferred financing costs, net                                                             3,668        4,173
Goodwill, net                                                                            52,959       52,865
Intangibles and other assets                                                              1,907        2,037
                                                                                      ---------    ---------
                                                                                      $ 197,528    $ 187,601
                                                                                      =========    =========


                                              LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Revolving lines of credit                                                       $  23,126    $  21,159
      Current maturities of long-term debt                                                9,047        8,177
      Accounts payable                                                                   14,747       13,901
      Accrued wages and benefits                                                          9,105        7,118
      Accrued interest                                                                      131           87
      Other accrued liabilities                                                           9,422       13,432
      Income taxes payable                                                                7,336        7,522
                                                                                      ---------    ---------
           Total current liabilities                                                     72,914       71,396

Long-term debt                                                                          149,100      147,430
Other long-term liabilities                                                              12,144        8,749
                                                                                      ---------    ---------
           Total liabilities                                                            234,158      227,575
                                                                                      ---------    ---------

Shareholders' deficit:
      Preferred stock and capital in excess of par - preferred stock                       --         71,870
      Common stock and capital in excess of par - common stock                           80,180        8,310
      Accumulated other comprehensive loss                                               (6,045)      (9,076)
      Accumulated deficit                                                              (110,765)    (111,078)
                                                                                      ---------    ---------
           Total shareholders' deficit                                                  (36,630)     (39,974)
                                                                                      ---------    ---------
                                                                                      $ 197,528    $ 187,601
                                                                                      =========    =========

        The balance sheet at December 31, 2001 has been derived from the
              Company's audited financial statements at that date.
         The accompanying notes are an integral part of these condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      --------------------------   ---------------------------
                                                         JUNE 30,      JUNE 30,        JUNE 30,      JUNE 30,
                                                           2002          2001            2002          2001
                                                      -----------    -----------    -----------    -----------
Net sales                                             $    68,029    $    76,127    $   135,928    $   148,444
Cost of sales                                              39,078         46,492         79,770         91,684
                                                      -----------    -----------    -----------    -----------
                  Gross profit                             28,951         29,635         56,158         56,760
                                                      -----------    -----------    -----------    -----------
Operating expenses:
     Engineering                                            3,082          3,289          6,009          6,797
     Selling, general and administrative                   18,337         21,783         35,872         44,503
     Corporate charges                                        154            429            541            858
     Amortization of goodwill and other intangibles            30            500             60          1,007
     Restructuring charges                                   --              915           --              915
                                                      -----------    -----------    -----------    -----------
                                                           21,603         26,916         42,482         54,080
                                                      -----------    -----------    -----------    -----------
                  Operating profit                          7,348          2,719         13,676          2,680

Interest expense, net                                       6,375         10,085         12,519         19,493
Other expense (income)                                        131           (306)        (1,036)          (516)
                                                      -----------    -----------    -----------    -----------
Income (loss) before income taxes                             842         (7,060)         2,193        (16,297)
Provision for income taxes                                  1,053            619          1,880          1,136
                                                      -----------    -----------    -----------    -----------
                  Net (loss) income                   $      (211)   $    (7,679)   $       313    $   (17,433)
                                                      ===========    ===========    ===========    ===========

Net (loss) income per common share
     Basic                                            $     (0.05)   $   (69,809)   $      0.15    $  (158,482)
                                                      ===========    ===========    ===========    ===========

     Diluted                                          $     (0.05)   $   (69,809)   $      0.06    $  (158,482)
                                                      ===========    ===========    ===========    ===========

Weighted average shares outstanding
     Basic                                              4,165,091            110      2,094,106            110
                                                      ===========    ===========    ===========    ===========

     Diluted                                            4,165,091            110      4,987,127            110
                                                      ===========    ===========    ===========    ===========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                  ---------------------
                                                                                  JUNE 30,    JUNE 30,
                                                                                    2002        2001
                                                                                  --------    --------
OPERATING ACTIVITIES:
      Net income (loss)                                                           $    313    $(17,433)
      Adjustments to reconcile net income (loss) to cash flows from operations:
           Depreciation and amortization                                             3,492       6,591
           Amortization of finance charges and pay-in-kind interest charge           8,941       1,492
           Gain on disposition of assets                                            (1,001)        (80)
           Restructuring charges                                                      --           915
           Change in operating assets and liabilities                              (10,305)       (232)
           Change in long-term liabilities                                           1,026          33
           Other, net                                                                  371         612
                                                                                  --------    --------
      Net cash provided by (used in) operating activities                            2,837      (8,102)
                                                                                  --------    --------

INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                    (1,946)     (3,912)
      Proceeds from disposition of assets                                            2,197        --
      Other                                                                            110         191
                                                                                  --------    --------
      Net cash provided by (used in) investing activities                              361      (3,721)
                                                                                  --------    --------

FINANCING ACTIVITIES:
      Borrowings (repayments) under revolving lines of credit, net                   1,288      (1,313)
      Repayment of long-term debt                                                   (5,432)     (5,366)
      Borrowings of long-term debt                                                    --        18,800
      Payments of deferred financing costs                                            (242)     (1,349)
                                                                                  --------    --------
      Net cash (used in) provided by financing activities                           (4,386)     10,772
                                                                                  --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                           141         (31)
                                                                                  --------    --------

      Net decrease in cash and cash equivalents                                     (1,047)     (1,082)
      Cash and cash equivalents at beginning of period                               3,026       2,701
                                                                                  --------    --------
      Cash and cash equivalents at end of period                                  $  1,979    $  1,619
                                                                                  ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
         Interest                                                                 $  3,552    $ 16,914
                                                                                  ========    ========
         Income taxes                                                             $  1,918    $    354
                                                                                  ========    ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

     Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

     Certain 2001 amounts have been reclassified to conform to 2002 presentation.

2.   Inventories

     Inventories consist of the following (in thousands):

                         June 30,     December 31,
                           2002           2001
                         --------     ------------
Raw materials            $23,218        $24,709
Work in process            8,109          8,295
Finished products         20,977         17,781
                         -------        -------
                         $52,304        $50,785
                         =======        =======


3.   Goodwill and Intangibles

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) on January 1, 2002 with respect to goodwill and intangible assets acquired prior to July 1, 2001. Under SFAS 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The Company completed the initial review for impairment in the second quarter of 2002 and has concluded that there is an indication of goodwill impairment for the Professional Sound and Entertainment business segment. As of June 30, 2002, the Company had $46.7 million of goodwill for the Professional Sound and Entertainment business segment. The Company expects to complete the measurement of the impairment loss in the fourth quarter of 2002. SFAS 142 requires that the impairment loss be recognized as a cumulative effect of change in accounting principle as of January 1, 2002. The following table presents a reconciliation of reported net income
     (loss) to adjusted amounts under SFAS 142 (in thousands):

                                      Three months ended                Six months ended
                                 ----------------------------     -----------------------------
                                 June 30, 2002  June 30, 2001     June 30, 2002   June 30, 2001
                                 -------------  -------------     -------------   -------------

Reported net (loss) income         $   (211)        $ (7,679)        $    313        $(17,433)

Goodwill amortization                  --                470             --               943
                                   --------         --------         --------        --------

Adjusted net (loss) income         $   (211)        $ (7,209)        $    313        $(16,490)
                                   ========         ========         ========        ========

4.   Debt

     Long-term debt consists of the following (in thousands):

                                                                  June 30,        December 31,
                                                                    2002             2001
                                                                 ---------        ------------
Senior Secured Credit Facility (Term Loan Facility):
   Term Loan A                                                   $  16,840         $  18,084
   Term Loan B                                                      55,741            59,858
Tranche A Senior Secured Notes                                      24,564            21,951
Tranche B Senior Secured Notes                                      10,842             9,647
Senior Subordinated Discount Notes, due November 15, 2006           48,496            44,390
Senior Subordinated Notes, due May 1, 2007                             500               500
Senior Subordinated Notes, due March 15, 2007                           50                50
Interest-free loan                                                   1,114             1,127
                                                                 ---------         ---------

                                                                   158,147           155,607
Less - current portion                                              (9,047)           (8,177)
                                                                 ---------         ---------

              Total long-term debt                               $ 149,100         $ 147,430
                                                                 =========         =========

5.   Restructuring Charges

     During the year ended December 31, 2001, the Company recorded pre-tax restructuring charges of $11.5 million attributable to consolidation of certain of the Company's manufacturing operations in the United States, to the restructuring of operations in Hong Kong, Canada and Mexico, and to the discontinuation of its hearing instrument product line. The restructuring resulted in a reduction of approximately 450 employees (majority terminated as of June 30, 2002), primarily in manufacturing and distribution. The sale and disposal of the owned facilities associated with the restructuring charges is expected to be completed by mid 2003.

     The following table summarizes the activity associated with the restructuring reserves for the six months ended June 30, 2002 (in thousands):

                                     Balance at                          Balance at
                                  January 1, 2002     Cash Payments    June 30, 2002
                                  ---------------     -------------    -------------

Severance accrual                       $2,470            $2,193            $  277
Other restructuring reserves               532               507                25
                                        ------            ------            ------
                                        $3,002            $2,700            $  302
                                        ======            ======            ======



     In the six month period ended June 30, 2002, the Company sold certain of the assets of its hearing instrument business for proceeds of $2.1 million and recognized a gain of $0.9 million on the sale of these assets included in other expense (income).

6.   Income Taxes

     The Company recorded an income tax provision of $1.1 million and $1.9 million on pre-tax income of $0.8 million and $2.2 million for the three months and six months ended June 30, 2002, respectively. The income tax provision for the six months ended June 30, 2002 is comprised of a U.S. Federal income tax benefit of $0.7 million, offset by a tax valuation allowance adjustment of $0.7 million, and an income tax provision of $1.9 million attributed to income of certain foreign subsidiaries.

     The Company has a deferred tax asset of $13.7 million offset by a tax valuation allowance of $13.7 million at June 30, 2002 due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate sufficient taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

7.   Earnings Per Share Data

     Effective April 16, 2002, the Company converted all of its outstanding Series A Preferred Stock and Series B Preferred Stock into an equal number of shares of its Common Stock.

     The following table sets forth the denominator for the computation of basic and diluted earnings per share:


                                                      Three months ended                 Six months ended
                                                -------------------------------    ------------------------------
                                                June 30, 2002     June 30, 2001    June 30, 2002    June 30, 2001
                                                -------------     -------------    -------------    -------------
Basic weighted-average shares outstanding          4,165,091              110        2,094,106              110

Net effect of dilutive preferred stock                  --               --          2,893,021              --
                                                   ---------        ---------        ---------        ---------

Diluted weighted-average shares outstanding        4,165,091              110        4,987,127              110
                                                   =========        =========        =========        =========



8.   Related-Party Transactions

     The Company recorded a charge to operations of $0.2 million and $0.4 million for the three months ended June 30, 2002 and 2001, respectively, and $0.5 million and $0.9 million for the six months ended June 30, 2002 and 2001, respectively, for management services provided by Greenwich Street Capital Partners, Inc., a related party. The services include, but are not limited to, developing and implementing corporate and business strategy, and providing other consulting and advisory services.

     Under the terms of the Senior Secured Credit Facility, the Company is prohibited from making any payment, in cash or other property, of the management services fee until repayment in full of the loans outstanding under the Senior Secured Credit Facility. The Company is accruing the management services fee, together with a late fee, at the rate of 2 percent per month on the outstanding balance. The Company had a balance payable, inclusive of late fees, of $2.3 million at June 30, 2002.

9.   Comprehensive Income (Loss)

     Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net income or loss represents net income or loss adjusted for foreign currency translation adjustments. Comprehensive income was $3.3 million for the three months and six months ended June 30, 2002. Comprehensive loss was $7.9 million and $19.6 million for the three months and six months ended June 30, 2001, respectively.

10.  Segment Information

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

     The following tables provide information by business segment for the three month and six month periods ended June 30, 2002 and 2001 (in thousands):

                                                  Three months ended                   Six months ended
                                              ---------------------------         ---------------------------
                                               June 30,          June 30,         June 30,           June 30,
                                                 2002              2001             2002               2001
                                              ---------         ---------         ---------         ---------
Net sales
  Professional Sound and Entertainment        $  53,098         $  53,485         $ 101,862         $  99,864
  Multimedia/Audio Communications                14,931            22,642            34,066            48,580
                                              ---------         ---------         ---------         ---------
                                              $  68,029         $  76,127         $ 135,928         $ 148,444
                                              =========         =========         =========         =========

Operating profit (loss)
  Professional Sound and Entertainment        $   4,810         $   2,131         $   8,105         $   1,750
  Multimedia/Audio Communications                 2,906             3,325             6,689             6,553
  Corporate                                        (368)           (2,737)           (1,118)           (5,623)
                                              ---------         ---------         ---------         ---------
                                              $   7,348         $   2,719         $  13,676         $   2,680
                                              =========         =========         =========         =========

Depreciation expense
  Professional Sound and Entertainment        $   1,357         $   1,280         $   2,731         $   3,222
  Multimedia/Audio Communications                    80               224               191               596
  Corporate                                         234               547               510             1,766
                                              ---------         ---------         ---------         ---------
                                              $   1,671         $   2,051         $   3,432         $   5,584
                                              =========         =========         =========         =========

Capital expenditures
  Professional Sound and Entertainment        $     934         $   1,097         $   1,555         $   2,902
  Multimedia/Audio Communications                   107               171               208               354
  Corporate                                         162               203               183               656
                                              ---------         ---------         ---------         ---------
                                              $   1,203         $   1,471         $   1,946         $   3,912
                                              =========         =========         =========         =========

Total assets
  Professional Sound and Entertainment                                            $ 106,085         $ 109,383
  Multimedia/Audio Communications                                                    29,390            38,104
  Corporate                                                                          62,053            75,258
                                                                                  ---------         ---------
                                                                                  $ 197,528         $ 222,745
                                                                                  =========         =========


Corporate operating expenses include unallocated corporate engineering, selling, general and administrative costs, corporate charges and amortization of goodwill and other intangibles, and restructuring charges. Corporate identifiable assets relate principally to the Company's investment in information systems and corporate facilities, as well as costs in excess of net assets acquired included in goodwill and intangible assets and deferred financing costs.

The Company's net sales into each of its principal geographic regions were as follows (in thousands):

                                  Three months ended               Six months ended
                              -------------------------        ------------------------
                                June 30,       June 30,        June 30,        June 30,
                                  2002           2001            2002            2001
----------------------------------------       --------        --------        --------
United States                  $ 34,104        $ 45,520        $ 72,222        $ 88,318
Germany                           5,779           5,625          10,783          11,399
Japan                             3,761           3,588           7,068           7,316
United Kingdom                    2,840           3,198           5,600           6,163
China                             2,878           2,345           5,241           4,201
Other foreign countries          18,667          15,851          35,014          31,047
                               --------        --------        --------        --------
                               $ 68,029        $ 76,127        $135,928        $148,444
                               ========        ========        ========        ========

It is not practical for the Company to disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.

Long-lived assets of the Company's U.S. and International operations were as follows (in thousands):

                 June 30, 2002    December 31, 2001
                 -------------    -----------------
United States        $78,329           $81,349
International          8,679             7,797
                     -------           -------
                     $87,008           $89,146
                     =======           =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this report, contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives and expectations, that are based on management's current opinions, beliefs, or expectations as to future results or future events and are made pursuant to the "safe harbor" provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any such forward-looking statements involve known and unknown risks and uncertainties and our actual results may differ materially from those forward-looking statements. While made in good faith and with a reasonable basis based on information currently available to management, we cannot assure you that such opinions or expectations will be achieved or accomplished. We do not undertake to update, revise or correct any of the forward-looking information contained in this report. The following factors, in addition to those discussed elsewhere in this report, are representative of those factors that could affect our future results could cause results to differ materially from those expressed in such forward-looking statements: (i) the timely development and market acceptance of new products;
(ii) the financial resources of competitors and the impact of competitive products and pricing; (iii) changes in general and industry specific economic conditions on a national, regional or international basis; (iv) changes in laws and regulations, including changes in accounting standards; (v) the timing of the implementation of changes in operations to effect cost savings; (vi) opportunities that may be presented to and pursued by us; (vii) our ability to access external sources of capital; and (viii) such risks and uncertainties as are detailed from time to time in our reports and filings with the Securities and Exchange Commission.

In this report, "Company", "we", "our", "us" and "Telex" refer to Telex Communications, Inc. With respect to the descriptions of our business contained in this report, such terms refer to Telex Communications, Inc. and our subsidiaries.

OVERVIEW

The Company is a leader in the design, manufacture and marketing of sophisticated audio, wireless and multimedia communications equipment to commercial, professional and industrial customers. Telex provides high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets, and, to a lesser extent, in the retail consumer electronics market. We offer a comprehensive range of products worldwide for professional audio systems as well as for multimedia and other communications product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, audio duplication products, Talking Book Players, antennas, land mobile communication systems, personal computer speech recognition and speech dictation microphone systems and wireless assistive listening systems. Our products are used in airports, theaters, sports arenas, concert halls, cinemas, stadiums, convention centers, television and radio broadcast studios, houses of worship and other venues where music or speech is amplified or transmitted, and by professional entertainers, television and radio on-air talent, presenters, airline pilots and the hearing impaired in order to facilitate speech or communications.

Telex has two business segments: Professional Sound and Entertainment and Multimedia/Audio Communications. Professional Sound and Entertainment consists of five lines of business within the overall professional audio market, including: (i) permanently installed sound systems; (ii) sound products used by musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcasts; (iv) advanced digital matrix intercoms used by broadcasters, including all major television networks, to control production communications, intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

The Multimedia/Audio Communications segment targets seven principal product markets, including: (i) microphones, headphones and headsets to the computer industry; (ii) cassette duplicators and copiers to copy the spoken word and serving two principal markets: religious and training programs/seminars; (iii) aviation communications headsets, intercoms and microphones to major commercial and commuter airlines and pilots and to airframe manufacturers and private pilots; (iv) wireless local area networks and satellite-based mobile phone antenna systems, supplying mobile phone manufacturers, corporations, retailers, warehouses and distribution centers; (v) Talking Book Players, a unique cassette player for the blind and physically handicapped; (vi) Wireless Communications, wireless communications products such as headsets, microphones, antennas and rotors for three primary markets: public safety, law enforcement groups, and commercial truck drivers; and (vii) wireless assistive listening systems, products such as auditory trainers and personal assistive listening devices for the hearing impaired, focusing on the educational market where many schools use our products.

We maintain assets and/or operations in a number of foreign jurisdictions, the most significant of which are Germany, the United Kingdom, Japan, Singapore, and Hong Kong. In addition, we conduct business in local currency in many countries, the most significant of which are Germany, the United Kingdom, Japan, Singapore, Hong Kong, Australia and France. Exposure to U.S. dollar/German mark and U.S. dollar/British pound exchange rate volatility is mitigated to some extent by our ability to source production needs with existing manufacturing capacity in Germany and Great Britain, and the exposure to the U.S. dollar/Japanese yen exchange rate volatility is to some extent mitigated by sourcing products denominated in yen from Japan or through contractual provisions in sales agreements with certain customers. Nevertheless, we have a direct and continuing exposure to both positive and negative foreign currency movements.

Telex reports the foreign exchange gains or losses on transactions as part of other income. Gains and losses on translation of foreign currency denominated balance sheets are classified as currency translation adjustments and are included in "accumulated other comprehensive loss" as part of shareholders' deficit.

CRITICAL ACCOUNTING POLICIES

There has been no material change in our Critical Accounting Policies, as disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2001.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations, in thousands:

                                                        Three months ended                      Six months ended
                                                ---------------------------------      ---------------------------------
                                                June 30,     June 30,         %        June 30,     June 30,         %
                                                  2002         2001        Change        2002         2001        Change
                                                --------     --------      ------      --------     --------      ------
Net sales:
     Professional Sound and Entertainment       $ 53,098     $ 53,485       -0.7%      $101,862     $ 99,864        2.0%
     Multimedia/Audio Communications              14,931       22,642      -34.1%        34,066       48,580      -29.9%
                                                --------     --------      -----       --------     --------      -----

     Total net sales                              68,029       76,127      -10.6%       135,928      148,444       -8.4%
                                                --------     --------      -----       --------     --------      -----
Gross profit:
     Professional Sound and Entertainment         22,020       20,327                    40,965       37,552
         % of sales                                 41.5%        38.0%                     40.2%        37.6%
     Multimedia/Audio Communications               6,931        9,308                    15,193       19,208
         % of sales                                46.4%        41.1%                     44.6%        39.5%
                                                --------     --------                  --------     --------

     Total gross profit                           28,951       29,635                    56,158       56,760
         % of sales                                42.6%        38.9%                     41.3%        38.2%
                                                --------     --------                  --------     --------

Operating profit                                $  7,348     $  2,719                  $ 13,676     $  2,680
                                                ========     ========                  ========     ========

Net (loss) income                               $   (211)    $ (7,679)                 $    313     $(17,433)
                                                ========     ========                  ========     ========



THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001

Net sales. Net sales decreased $8.1 million, or 10.6%, from $76.1 million for the three months ended June 30, 2001 to $68.0 million for the three months ended June 30, 2002. Net sales decreased $12.5 million, or 8.4%, from $148.4 million for the six months ended June 30, 2001 to $135.9 million for the six months ended June 30, 2002. Sales in the Professional Sound and Entertainment segment increased while sales in the Multimedia/Audio Communications segment declined primarily due to lower sales of hearing instruments products, which we exited in the first quarter of 2002, and due to continued sluggishness in the computer and telecommunications industries.

Net sales in the Professional Sound and Entertainment segment decreased $0.4 million, or 0.7%, from $53.5 million for the three months ended June 30, 2001 to $53.1 million for the three months ended June 30, 2002. Net sales increased $2.0 million, or 2.0%, from $99.9 million for the six months ended June 30, 2001 to $101.9 million for the six months ended June 30, 2002. The increase is attributed primarily to higher sales on the strength of new products and higher sales of electronics products.

Net sales in the Multimedia/Audio Communications segment decreased $7.7 million, or 34.1%, from $22.6 million for the three months ended June 30, 2001 to $14.9 million for the three months ended June 30, 2002. Net sales decreased $14.5 million, or 29.9%, from $48.6 million for the six months ended June 30, 2001 to $34.1 million for the six months ended June 30, 2002. Net sales, excluding sales of discontinued products in both periods, decreased approximately 24% and 22% for the three and six months ended June 30, 2002, respectively. The decline in net sales for both periods is attributed primarily to lower sales of products to the computer and telecommunications industries, in large part due to the continued sluggishness of the economy, and to lower sales of hearing instrument products, which we exited in the first quarter of 2002.

Gross profit. Gross profit decreased $0.7 million, or 2.4%, from $29.6 million for the three months ended June 30, 2001 to $28.9 million for the three months ended June 30, 2002. Gross profit decreased $0.6 million, or 1.1%, from $56.8 million for the six months ended June 30, 2001 to $56.2 million for the six months ended June 30, 2002. As a percentage of net sales, the gross margin rate increased to 42.6% for the three months ended June 30, 2002 compared to 38.9% for the three months ended June 30, 2001, and increased to 41.3% for the six months ended June 30, 2002 from 38.2% for the six months ended June 30, 2002. The increase in the gross margin rate is attributed primarily to improved manufacturing efficiencies and lower operating costs resulting from restructuring measures implemented in 2001 and 2002.

The gross margin rate for the Professional Sound and Entertainment segment increased from 38.0% to 41.5% for the three months ended June 30, 2002. The gross margin rate increased from 37.6% to 40.2% for the six months ended June 30, 2002. The increase is attributed primarily to improved manufacturing efficiencies as a result of benefits of restructuring measures implemented in 2001 and 2002 and to increased sales of high-margin products.

The gross margin rate for the Multimedia/Audio Communications segment increased from 41.1% to 46.4% for the three months ended June 30, 2002. The gross margin rate increased from 39.5% to 44.6% for the six months ended June 30, 2002. The increase is attributed primarily to increased sales of high-margin products, reduced sales of low-margin products and improved manufacturing efficiencies.

Engineering. Engineering expenses decreased $0.2 million, or 6.3%, from $3.3 million for the three months ended June 30, 2001 to $3.1 million for the three months ended June 30, 2002. Engineering expenses for the six months ended June 30, 2002 decreased from $6.8 million to $6.0 million. The decrease in spending for the three and six month periods in 2002 from the corresponding periods in 2001 is attributed primarily to the benefit from continued consolidation and streamlining of our engineering operations that occurred in 2001.

Selling, general and administrative. Selling, general and administrative expenses decreased $3.4 million, or 15.8%, from $21.8 million for the three months ended June 30, 2001 to $18.4 million for the three months ended June 30, 2002. Selling, general and administrative expenses declined $8.6 million, or 19.3%, from $44.5 million for the six months ended June 30, 2001 to $35.9 million for the six months ended June 30, 2002. The decrease in expense in 2002 is attributed mainly to spending controls we implemented in light of the slowdown in sales and to professional fees and other costs we incurred in 2001 in connection with amendments to our existing debt agreements and with obtaining additional debt.

Corporate charges. Corporate charges of $0.2 million and $0.4 million for the three months ended June 30, 2002 and 2001, respectively, and of $0.5 million and $0.9 million for the six months ended June 30, 2002 and 2001, respectively, represent fees accrued for consulting and management services provided by Greenwich Street Capital Partners, Inc. under a consulting and management services agreement. This agreement expired in May 2002 with no current plans to renew the arrangement.

Amortization of goodwill and other intangibles. We recorded no amortization of goodwill in the three and six months ended June 30, 2002 compared to $0.5 million and $0.9 million for the three and six months ended June 30, 2001, respectively. We implemented a new accounting standard on January 1, 2002 pursuant to which we no longer amortize goodwill. Under this accounting standard we are required to perform an analysis of impairment of goodwill in 2002 and annually thereafter. An initial review indicates that the goodwill for the Professional Sound and Entertainment business segment is impaired. As of June 30, 2002, there was $46.7 million of goodwill for the Professional Sound and Entertainment business segment. We expect to complete the measurement of the impairment loss in the fourth quarter of 2002 and will record the impairment loss as a cumulative effect of change in accounting principle as of January 1, 2002. Amortization of other identifiable intangibles was approximately $30,000 and $60,000 for the three months and six months ended June 30, 2002 and 2001, respectively. These intangibles will continue to be amortized unless an analysis indicates an impairment has occurred.

Restructuring charges. We recorded a pre-tax restructuring charge of $0.9 million for the three and six months ended June 30, 2001. The charge was primarily for severance costs, attributable to a reduction of 110 employees in the United States and Canada. As of June 30, 2002 all 110 employees have been terminated.

Other (expense) income. Other expense of $0.1 million for the three months ended June 30, 2002 is principally from foreign currency losses offset by the profit from the sale of production assets related to shutdown of certain manufacturing facilities. Other income of $0.3 million for the three months ended June 30, 2001 is principally from foreign currency gains. For the six months ended June 30, 2002, other income of $1.0 million is principally from the sale of $2.1 million of assets related to the hearing instrument products business. Other income of $0.5 million for the six months ended June 30, 2001 includes one-time proceeds related to settlement of a patent infringement claim and foreign currency gains.

Interest expense. Net interest expense decreased from $10.1 million for the three months ended June 30, 2001 to $6.4 million for the three months ended June 30, 2002. Net interest expense decreased from $19.5 million for the six months ended June 30, 2001 to $12.5 million for the six months ended June 30, 2002. Interest expense decreased primarily because of lower average outstanding indebtedness due to the debt restructuring completed in November 2001, offset slightly by higher average interest rates. Included in net interest expense is $7.9 million and $0.9 million of pay-in-kind interest expense for the six months ended June 30, 2002 and 2001, respectively.

Income taxes. Income tax expense, excluding the income tax provision related to the net deferred tax asset valuation allowance, was 61.7% of the pretax income for the six months ended June 30, 2002, compared with an income tax benefit of 36.3% of the pretax loss for the six months ended June 30, 2001. The increase in the effective tax rate is principally due to an increase of $1.3 million in taxable income over book income related to differences in the treatment of the sales of the hearing instrument products business and in the recognition of foreign deemed dividends in the US.

As of June 30, 2002, we had provided $5.5 million for tax liability, penalties, and accrued interest related to an unsettled dispute with the IRS for taxable years 1990 through 1995. We have agreed with the IRS on the final amount of the tax liability to be paid and are making monthly payments.

We have established a net deferred tax valuation allowance of $13.7 million due to the uncertainty of the realization of future tax benefits. Our realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including our ability to generate sufficient taxable income within the net operating loss carryforward period. Management has considered these factors in reaching our conclusion as to the adequacy of the valuation allowance for financial reporting purposes.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, we had cash and cash equivalents of $2.0 million compared to $3.0 million at December 31, 2001.

Our principal sources of funds for the six months ended June 30, 2002 consisted of $2.8 million of net cash generated from investing activities and $2.1 million from the sale of assets of our hearing instruments product line. Our principal uses of funds were for debt retirement of $4.1 million, net of borrowings, and $1.9 million for capital expenditures. Our principal source of funds for the six months ended June 30, 2001 was $10.8 million from financing activities. Our principal uses of funds for the six months ended June 30, 2001 were $8.1 million for operating activities and $3.9 million for capital expenditures.

Our investing activities consist mainly of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes, to update information systems and to improve efficiency. We anticipate our capital expenditures for 2002 to be in the range of $7.0 million to $8.0 million. Our ability to make capital expenditures is subject to certain restrictions, described below, under our senior secured credit facility, our senior secured notes, and our senior subordinated discount notes.

Telex's accounts receivable of $50.1 million increased $9.3 million from $40.8 million at December 31, 2001. The increase is primarily a result of an increase in our net sales in the three months ended June 30, 2002 compared to the three months ended December 31, 2001 and a result of movement in exchange rates. The US dollar weakened against certain foreign currencies, primarily the Euro and the Japanese Yen, adding approximately $1.8 million to the translated accounts receivable balance as of June 30, 2002.

Our inventories of $52.3 million increased $1.5 million from $50.8 million at December 31, 2001. We expect the inventories to decline during the second half of 2002 as we implement and maintain strategies aimed at reducing inventory levels. Excluding the impact of foreign currencies, our inventories declined $0.7 million from December 31, 2001. The US dollar weakened against certain foreign currencies, primarily the Euro and the Japanese Yen, adding approximately $2.2 million to the translated inventory balance as of June 30, 2002.

Our consolidated indebtedness increased $4.5 million from $176.8 million at December 31, 2001 to $181.3 million at June 30, 2002. The increase is attributed mainly to our senior secured notes and the senior subordinated discount notes for which interest expense accrues as additional indebtedness, and to increase in borrowings under our revolving credit facilities. The accretion of these notes added $7.9 million to our indebtedness. The senior secured notes accreted by $3.8 million and the senior subordinated discount notes accreted by $4.1 million. Offsetting the additional indebtedness were required payments, totaling $5.4 million, made under our term loan facility.

We rely mainly on internally generated funds and, to the extent necessary, borrowings under the revolving credit facility and foreign working capital lines to meet our liquidity needs. Our liquidity needs arise primarily from debt service, working capital needs and capital expenditure requirements.

Our current credit facilities include the senior secured credit facility, consisting of the term loan facility of $72.6 million, the revolving credit facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines, subject to certain limitations, of $9.4 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory.

As of June 30, 2002, $8.8 million of our $72.6 million term loan facility is payable in the next 12 months, with the balance payable as described below. As of June 30, 2002, we had total borrowings of $23.1 million under our revolving credit facility and foreign working capital lines. The net availability, after deduction for open letters of credit and borrowing base limitations, was $2.8 million at June 30, 2002. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by us; therefore, our financial condition is and will continue to be affected by changes in the prevailing interest rates. The effective interest rate under these credit facilities for the six months ended June 30, 2002 was 7.0%.

Pursuant to the term loan facility, we are required to make principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($16.9 million of which was outstanding at June 30, 2002), of $0.9 million, $2.3 million and $13.7 million in the remainder of 2002, 2003 and 2004 (with a final maturity date of April 30, 2004), respectively, and (ii) the $65.0 million Tranche B Term Loan Facility ($55.7 million of which was outstanding at June 30, 2002), of $3.0 million, $7.5 million and $45.2 million in the remainder of 2002, 2003 and 2004 (with a final maturity date of April 30, 2004), respectively. In addition, under the terms of the senior secured credit facility, we are generally required to make mandatory prepayments from proceeds of the sale of assets.

We have incurred substantial indebtedness in connection with a series of leveraged transactions. As a result, debt service obligations represent significant liquidity requirements for us. We were in compliance with all covenants related to all debt agreements at June 30, 2002.

In 2001 we had defaulted on certain covenants related to our senior secured credit facility, our senior secured notes and our senior subordinated notes, we had to incur additional indebtedness to meet our liquidity needs, and subsequently we completed a debt restructuring. In 2002, our debt service obligations have declined due to the debt restructuring. We also have seen an improvement in our operating performance due to the benefits from the 2001 restructurings, most of which are fully implemented through June 30, 2002. While we believe these actions will provide adequate cash flow to meet our debt service requirements, capital expenditure needs and working capital requirements in 2002, we can not give any assurance that our cash flow will be adequate. Additionally, our future performance and our ability to service our obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to generate sufficient cash to meet our obligations, we may be forced to pursue other options including the sale of a portion of our assets.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign exchange and interest rates. We have entered into various financial instruments to manage this risk. The counterparties to these transactions are major financial institutions. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

EXCHANGE RATE SENSITIVITY ANALYSIS

We enter into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. During the six months ended June 30, 2002, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in the condensed consolidated statements of operations.

At June 30, 2002, we had outstanding forward exchange contracts with a notional amount of $4.0 million and a weighted remaining maturity of 90 days.

At June 30, 2002, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10 percent fluctuation in exchange rates for these currencies would change the fair value by approximately $0.4 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be about offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact our earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact our future earnings and cash flows, assuming other factors are held constant.

At June 30, 2002, we had fixed rate debt of $49.0 million, step-up, pay-in-kind interest debt of $35.4 million (redemption value of $36.6 million at June 30, 2002), and an interest-free loan of $1.1 million. Holding all other variables constant (such as foreign exchange rates and debt levels), a one-percentage point decrease in interest rates would increase the unrealized fair market value of these debts by approximately $2.7 million.

At June 30, 2002, we had floating rate debt of $95.7 million. The earnings and cash flow impact for the next twelve months resulting from a one-percentage point increase in interest rates on this debt would be approximately $1.0 million, holding all other variables constant.

PART II.        OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     A Report on Form 8-K, dated June 10, 2002, reporting under Items 4 and 7, was filed on June 11, 2002.

SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                               TELEX COMMUNICATIONS, INC.


Dated:   August 9, 2002            By:  /s/ Ned C. Jackson
         -------------------            ------------------------------------
                                   Ned C. Jackson
                                   President and Chief Executive Officer


                               TELEX COMMUNICATIONS, INC.


Dated:   August 9, 2002            By:  /s/ Gregory W. Richter
         -------------------           --------------------------------------
                                   Gregory W. Richter
                                   Vice President and Chief Financial Officer

                           TELEX COMMUNICATIONS, INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT



  99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.