Form 10-Q
period 2002-09-30
TELEX COMMUNICATIONS INC
filed 2002-11-14
CIK 857668

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                  Commission File
September 30, 2002                                                No. 333-88524

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

                                   ----------

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

AS OF OCTOBER 31, 2002, TELEX COMMUNICATIONS, INC. HAD OUTSTANDING 4,987,127 SHARES OF COMMON STOCK, $0.01 PAR VALUE.

                        THIS DOCUMENT CONTAINS 28 PAGES.

================================================================================

               PART I. --- FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                            Page(s)
Included herein is the following unaudited financial information:
Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001                     3
Condensed Consolidated Statements of Operations for the three and nine month periods ended
September 30, 2002 and 2001                                                                              4
Condensed Consolidated Statements of Cash Flows for the nine month periods ended
September 30, 2002 and 2001                                                                              5
Notes to Condensed Consolidated Financial Statements                                                     6-11
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           12-19
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      20
Item 4.  Controls and Procedures                                                                         21

               PART II. --- OTHER INFORMATION

                                                                                                         Page(s)
Item 6. Exhibits and Reports on Form 8-K                                                                 22
Signatures                                                                                               23

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                          September 30,      December 31,
                                                                               2002             2001
                                                                          -------------      ------------
                                                                           (UNAUDITED)        (SEE NOTE)
                                                 ASSETS
Current assets:
      Cash and cash equivalents                                             $   5,434         $   3,026
      Accounts receivable, net                                                 47,807            40,765
      Inventories                                                              52,701            50,785
      Other current assets                                                      5,955             3,879
                                                                            ---------         ---------
           Total current assets                                               111,897            98,455

Property, plant and equipment, net                                             28,781            30,071
Deferred financing costs, net                                                   3,278             4,173
Goodwill, net                                                                  52,958            52,865
Intangibles and other assets                                                    1,994             2,037
                                                                            ---------         ---------
                                                                            $ 198,908         $ 187,601
                                                                            =========         =========


                                  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Revolving lines of credit                                             $  19,935         $  21,159
      Current maturities of long-term debt                                      9,652             8,177
      Accounts payable                                                         15,140            13,901
      Accrued wages and benefits                                               10,692             7,118
      Other accrued liabilities                                                 9,718            13,519
      Income taxes payable                                                      7,296             7,522
                                                                            ---------         ---------
           Total current liabilities                                           72,433            71,396

Long-term debt                                                                151,971           147,430
Other long-term liabilities                                                    11,278             8,749
                                                                            ---------         ---------
           Total liabilities                                                  235,682           227,575
                                                                            ---------         ---------

Shareholders' deficit:
      Preferred stock and capital in excess of par - preferred stock               --            71,870
      Common stock and capital in excess of par - common stock                 80,180             8,310
      Accumulated other comprehensive loss                                     (6,025)           (9,076)
      Accumulated deficit                                                    (110,929)         (111,078)
                                                                            ---------         ---------
           Total shareholders' deficit                                        (36,774)          (39,974)
                                                                            ---------         ---------
                                                                            $ 198,908         $ 187,601
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

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                      Three months ended                  Nine months ended
                                                             -------------------------------       -------------------------------
                                                             September 30,      September 30,      September 30,       September 30,
                                                                 2002               2001                2002               2001
                                                             ------------       ------------       ------------        -----------

Net sales                                                     $    66,087        $    72,595        $   202,015        $   221,039
Cost of sales                                                      38,064             51,538            117,834            143,222
                                                              -----------        -----------        -----------        -----------
                  Gross profit                                     28,023             21,057             84,181             77,817
                                                              -----------        -----------        -----------        -----------
Operating expenses:
     Engineering                                                    3,104              2,982              9,113              9,779
     Selling, general and administrative                           17,793             21,405             53,665             65,908
     Corporate charges                                                 --                429                541              1,287
     Amortization of goodwill and other intangibles                    30                500                 90              1,507
     Restructuring charges                                             --                 --                 --                915
                                                              -----------        -----------        -----------        -----------
                                                                   20,927             25,316             63,409             79,396
                                                              -----------        -----------        -----------        -----------
                  Operating profit (loss)                           7,096             (4,259)            20,772             (1,579)
Interest expense                                                    6,740             10,146             19,272             29,671
Other (income) expense                                               (256)               109             (1,305)              (439)
                                                              -----------        -----------        -----------        -----------
Income (loss) before income taxes                                     612            (14,514)             2,805            (30,811)
Provision for income taxes                                            776                775              2,656              1,911
                                                              -----------        -----------        -----------        -----------
                  Net (loss) income                           $      (164)       $   (15,289)       $       149        $   (32,722)
                                                              ===========        ===========        ===========        ===========

Net (loss) income per common share
     Basic                                                    $     (0.03)       $  (138,991)       $      0.05        $  (297,473)
                                                              ===========        ===========        ===========        ===========

     Diluted                                                  $     (0.03)       $  (138,991)       $      0.03        $  (297,473)
                                                              ===========        ===========        ===========        ===========

Weighted average shares outstanding
     Basic                                                      4,987,127                110          3,069,044                110
                                                              ===========        ===========        ===========        ===========

     Diluted                                                    4,987,127                110          4,987,127                110
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

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                       -----------------------------
                                                                                       SEPTEMBER 30,   SEPTEMBER 30,
                                                                                           2002            2001
                                                                                       -------------   -------------
OPERATING ACTIVITIES:
      Net income (loss)                                                                  $    149        $(32,722)
      Adjustments to reconcile net income (loss) to cash flows from operations:
           Depreciation and amortization                                                    5,022           8,941
           Amortization of finance charges and pay-in-kind interest charge                 13,846           4,112
           (Gain) loss on disposition of assets                                            (1,019)            181
           Restructuring charges                                                               --             915
           Change in operating assets and liabilities                                      (7,494)          9,286
           Change in long-term liabilities                                                    865             223
           Other, net                                                                         547           3,831
                                                                                         --------        --------
      Net cash provided by (used in) operating activities                                  11,916          (5,233)
                                                                                         --------        --------

INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                           (3,724)         (4,959)
      Proceeds from disposition of assets                                                   2,215              79
      Other                                                                                   165             166
                                                                                         --------        --------
      Net cash used in investing activities                                                (1,344)         (4,714)
                                                                                         --------        --------

FINANCING ACTIVITIES:
      (Repayments) borrowings under revolving lines of credit, net                         (1,770)          2,826
      Repayment of long-term debt                                                          (7,588)         (8,705)
      Borrowings of long-term debt                                                          1,216          18,800
      Payments of deferred financing costs                                                   (242)         (1,344)
                                                                                         --------        --------
      Net cash (used in) provided by financing activities                                  (8,384)         11,577
                                                                                         --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                  220             (12)
                                                                                         --------        --------

      Net increase in cash and cash equivalents                                             2,408           1,618
      Cash and cash equivalents at beginning of period                                      3,026           2,701
                                                                                         --------        --------
      Cash and cash equivalents at end of period                                         $  5,434        $  4,319
                                                                                         ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
         Interest                                                                        $  5,446        $ 19,227
                                                                                         ========        ========
         Income taxes                                                                    $  2,909        $  3,160
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

2.    Inventories

      Inventories consist of the following (in thousands):


                                September 30,     December 31,
                                    2002              2001
                                ------------      ------------

Raw materials                      $21,770          $24,709
Work in process                      8,139            8,295
Finished products                   22,792           17,781
                                   -------          -------
                                   $52,701          $50,785
                                   =======          =======



3.    Goodwill and Intangibles

      The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) on January 1, 2002 with respect to goodwill and intangible assets acquired prior to July 1, 2001. Under SFAS 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. The Company completed the initial review for impairment in the second quarter of 2002 and has concluded that there is an indication of goodwill impairment for the Professional Sound and Entertainment business segment. As of September 30, 2002, the Company had $46.7 million of goodwill for the Professional Sound and Entertainment business segment. The Company expects to complete the measurement of the impairment loss in the fourth quarter of 2002. SFAS 142 requires that the impairment loss be recognized as a cumulative effect of change in accounting principle as of January 1, 2002. The Company has certain amounts of goodwill denominated in foreign currencies that fluctuate with movement of exchange rates. The following table presents a reconciliation of reported net income (loss) to adjusted amounts under SFAS 142 (in thousands):

                                                    Three months ended                            Nine months ended
                                      -------------------------------------------      ------------------------------------------
                                      September 30, 2002       September 30, 2001      September 30, 2002      September 30, 2001
                                      ------------------       ------------------      -------------------     ------------------
Reported net (loss) income                   $   (164)               $(15,289)               $    149               $(32,722)

Goodwill amortization                              --                     470                      --                  1,413
                                             --------                --------                --------               --------

Adjusted net (loss) income                   $   (164)               $(14,819)               $    149               $(31,309)
                                             ========                ========                ========               ========


4.    Debt

      Long-term debt consists of the following (in thousands):

                                                                     September 30,       December 31,
                                                                          2002                2001
                                                                     -------------       ------------

Senior Secured Credit Facility (Term Loan Facility):
   Term Loan A                                                         $  16,362          $  18,084
   Term Loan B                                                            54,156             59,858
Tranche A Senior Secured Notes                                            26,063             21,951
Tranche B Senior Secured Notes                                            11,526              9,647
Senior Subordinated Discount Notes, due November 15, 2006                 50,694             44,390
Senior Subordinated Notes, due May 1, 2007                                   500                500
Senior Subordinated Notes, due March 15, 2007                                 50                 50
Other debt                                                                 2,272              1,127
                                                                       ---------          ---------

                                                                         161,623            155,607
Less - current portion                                                    (9,652)            (8,177)
                                                                       ---------          ---------

              Total long-term debt                                     $ 151,971          $ 147,430
                                                                       =========          =========

5.    Restructuring Charges

      During the year ended December 31, 2001, the Company recorded pre-tax restructuring charges of $11.5 million attributable to consolidation of certain of the Company's manufacturing operations in the United States, to the restructuring of operations in Hong Kong, Canada and Mexico, and to the discontinuation of its hearing instrument product lines. The restructuring resulted in a reduction of approximately 450 employees (majority terminated as of September 30, 2002), primarily in manufacturing and distribution. The sale and disposal of the owned facilities associated with the restructuring are expected to be completed by mid-2003. The facilities have a book value of $0.9 million and are classified in the balance sheet as a component of other current assets (assets held for sale).

      The following table summarizes the activity associated with the restructuring reserves for the nine months ended September 30, 2002 (in thousands):

                                             Balance at                          Balance at
                                          January 1, 2002      Cash Payments  September 30, 2002
                                          ---------------      -------------  ------------------

Severance accrual                              $2,470            $2,246            $  224
Other restructuring reserves                      532               507                25
                                               ------            ------            ------
                                               $3,002            $2,753            $  249
                                               ======            ======            ======


      In the nine month period ended September 30, 2002, the Company sold certain of the assets of its hearing instrument business for a gain, included in other (income) expense, of $0.9 million on proceeds of $2.1 million.

6.    Income Taxes

      The Company recorded an income tax provision of $0.8 million and $2.7 million on pre-tax income of $0.6 million and $2.8 million for the three months and nine months ended September 30, 2002, respectively. The income tax provision for the nine months ended September 30, 2002 is comprised of a U.S. Federal income tax benefit of $0.7 million, offset by a tax valuation allowance adjustment of $0.7 million, and an income tax provision of $2.7 million attributed to income of certain foreign subsidiaries.

      The Company has a deferred tax asset of $16.3 million offset by a tax valuation allowance of $16.3 million at September 30, 2002 due to the uncertainty of the realization of future tax benefits. The realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including the Company's ability to generate sufficient taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

7.    Earnings Per Share Data

      Effective April 16, 2002, the Company converted all of its outstanding Series A Preferred Stock and Series B Preferred Stock into an equal number of shares of its Common Stock. The conversion of the Preferred Stock was at the election of the Company with each share or fractional share of the Series A and Series B Preferred Stock convertible into one share or equivalent fractional share of Common Stock.

      The following table sets forth the denominator for the computation of basic and diluted earnings per share:


                                                               Three months ended                    Nine months ended
                                                    --------------------------------------  ---------------------------------------
                                                    September 30, 2002  September 30, 2001  September 30, 2002   September 30, 2001
                                                    ------------------  ------------------  ------------------   ------------------

Basic weighted-average shares outstanding               4,987,127                 110           3,069,044                 110

Net effect of dilutive preferred stock                         --                  --           1,918,083                  --
                                                        ---------           ---------           ---------           ---------

Diluted weighted-average shares outstanding             4,987,127                 110           4,987,127                 110
                                                        =========           =========           =========           =========



8.    Related-Party Transactions

      The Company recorded a charge to operations of $0.4 million for the three months ended September 30, 2001 and $0.5 million and $1.3 million for the nine months ended September 30, 2002 and 2001, respectively, for management services provided by Greenwich Street Capital Partners, Inc., a related party. The services include, but are not limited to, developing and implementing corporate and business strategy and providing other consulting and advisory services. This agreement expired in May 2002 with no current plans to renew the arrangement.

      The Company is accruing interest, at the rate of 2 percent per month, on the outstanding management services fee balance. Under the terms of the Senior Secured Credit Facility, the Company is prohibited from making any payment, in cash or other property, of the management services fee and the accrued interest on the unpaid balance until repayment in full of the loans outstanding under the Senior Secured Credit Facility. The Company had a balance payable, inclusive of interest, of $2.4 million at September 30, 2002.

9.    Comprehensive Income (Loss)

      Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net income or loss represents net income or loss adjusted for foreign currency translation adjustments. Comprehensive loss was $0.1 million for the three months ended September 30, 2002. Comprehensive income was $3.2 million for the nine months ended September 30, 2002. Comprehensive loss was $13.6 million and $33.2 million for the three months and nine months ended September 30, 2001, respectively.

10.   Segment Information

      The Company has two business segments: Professional Sound and Entertainment and Audio and Wireless Technology (formerly known as Multimedia/Audio Communications).

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

      Audio and Wireless Technology

      The Audio and Wireless Technology segment (formerly known as Multimedia/Audio Communications) has reorganized into six lines of business, each targeting a set of markets, providing audio and/or wireless technology products and solutions. The principal product markets are: (i) digital duplication products such as cassette players, DVD, CD and cassette duplication products serving the religious, training and seminar and the blind and physically handicapped markets; (ii) retail audio products for the personal computer and gaming markets; (iii) education products using wired or wireless technology that enhance student performance with solutions that provide clear communication of classroom teacher and/or computer based audio instructions to students; (iv) aviation communications products serving commercial aviation and private pilot markets as well as products for military and industrial markets; (v) mission critical communication products serving the public safety and industrial markets; and (vi) wireless networking products serving the original equipment manufacturer and wireless internet service provider markets.

      The following tables provide information by business segment for the three month and nine month periods ended September 30, 2002 and 2001 (in thousands):

                                                         Three months ended                     Nine months ended
                                                  --------------------------------      ---------------------------------
                                                  September 30,       September 30,     September 30,        September 30,
                                                     2002                 2001               2002                2001
                                                  ------------        ------------      -------------        ------------
Net sales
  Professional Sound and Entertainment             $  50,059           $  51,922           $ 151,921           $ 151,786
  Audio and Wireless Technology                       16,028              20,673              50,094              69,253
                                                   ---------           ---------           ---------           ---------
                                                   $  66,087           $  72,595           $ 202,015           $ 221,039
                                                   =========           =========           =========           =========

Operating profit (loss)
  Professional Sound and Entertainment             $   5,135           $  (1,360)          $  13,240           $    (175)
  Audio and Wireless Technology                        2,540                (716)              9,229               5,537
  Corporate                                             (579)             (2,183)             (1,697)             (6,941)
                                                   ---------           ---------           ---------           ---------
                                                   $   7,096           $  (4,259)          $  20,772           $  (1,579)
                                                   =========           =========           =========           =========

Depreciation expense
  Professional Sound and Entertainment             $   1,266           $   1,168           $   3,997           $   4,390
  Audio and Wireless Technology                           54                 192                 245                 788
  Corporate                                              180                 490                 690               2,256
                                                   ---------           ---------           ---------           ---------
                                                   $   1,500           $   1,850           $   4,932           $   7,434
                                                   =========           =========           =========           =========

Capital expenditures
  Professional Sound and Entertainment             $   1,456           $     853           $   3,011           $   3,755
  Audio and Wireless Technology                          123                  97                 331                 451
  Corporate                                              199                  97                 382                 753
                                                   ---------           ---------           ---------           ---------
                                                   $   1,778           $   1,047           $   3,724           $   4,959
                                                   =========           =========           =========           =========

Total assets
  Professional Sound and Entertainment                                                     $ 107,475           $ 106,826
  Audio and Wireless Technology                                                               28,930              33,737
  Corporate                                                                                   62,503              74,479
                                                                                           ---------           ---------
                                                                                           $ 198,908           $ 215,042
                                                                                           =========           ==========

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

      The Company's net sales into each of its principal geographic regions were as follows (in thousands):

                                         Three months ended                Nine months ended
                                   ------------------------------     -----------------------------
                                   September 30,    September 30,     September 30,   September 30,
                                       2002             2001              2002            2001
                                   ------------     ------------      -------------   -------------
United States                        $ 35,903         $ 42,498         $108,125         $130,816
Germany                                 6,029            5,890           16,812           17,289
Japan                                   3,835            4,029           10,903           11,345
United Kingdom                          2,839            2,957            8,439            9,120
China                                   2,248            2,157            7,489            6,358
Other foreign countries                15,233           15,064           50,247           46,111
                                     --------         --------         --------         --------
                                     $ 66,087         $ 72,595         $202,015         $221,039
                                     ========         ========         ========         ========

      It is not practical for the Company to disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.

      Long-lived assets of the Company's U.S. and International operations were as follows (in thousands):

                          September 30, 2002   December 31, 2001
                          ------------------   -----------------
United States                   $77,577            $81,349
International                     9,434              7,797
                                -------            -------
                                $87,011            $89,146
                                =======            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this report, contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives and expectations, that are based on management's current opinions, beliefs, or expectations as to future results or future events and are made pursuant to the "safe harbor" provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any such forward-looking statements involve known and unknown risks and uncertainties and our actual results may differ materially from those forward-looking statements. While made in good faith and with a reasonable basis based on information currently available to management, we cannot assure you that such opinions or expectations will be achieved or accomplished. We do not undertake to update, revise or correct any of the forward-looking information contained in this report. The following factors, in addition to those discussed elsewhere in this report, are representative of those factors that could affect our future results and could cause such results to differ materially from those expressed in such forward-looking statements: (i) the timely development and market acceptance of new products; (ii) the financial resources of competitors and the impact of competitive products and pricing; (iii) changes in general and industry specific economic conditions on a national, regional or international basis; (iv) changes in laws and regulations, including changes in accounting standards; (v) the timing of the implementation of changes in operations to effect cost savings;
(vi) opportunities that may be presented to and pursued by us; (vii) our ability to access external sources of capital; and (viii) such risks and uncertainties as are detailed from time to time in our reports and filings with the Securities and Exchange Commission.

In this report, "Company," "we," "our," "us" and "Telex" refer to Telex Communications, Inc. With respect to the descriptions of our business contained in this report, such terms refer to Telex Communications, Inc. and our subsidiaries.

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

Telex has two business segments: Professional Sound and Entertainment and Audio and

Wireless Technology (formerly known as Multimedia/Audio Communications). Professional Sound and Entertainment consists of five lines of business within the overall professional audio market, including: (i) permanently installed sound systems; (ii) sound products used by musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcasts; (iv) advanced digital matrix intercoms used by broadcasters, including all major television networks, to control production communications, intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

The Audio and Wireless Technology segment has been reorganized into six lines of business, each targeting a set of markets, providing audio and/or wireless technology products and solutions. The principal product markets are: (i) digital duplication products such as cassette players, DVD, CD and cassette duplication products serving the religious, training and seminar and the blind and physically handicapped markets; (ii) retail audio products for the personal computer and gaming markets; (iii) education products using wired or wireless technology that enhance student performance with solutions that provide clear communication of classroom teacher and/or computer based audio instructions to students; (iv) aviation communications products serving commercial aviation and private pilot markets as well as products for military and industrial markets;
(v) mission critical communication products serving the public safety and industrial markets; and (vi) wireless networking products serving the original equipment manufacturer and wireless internet service provider markets.

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

CRITICAL ACCOUNTING POLICIES

There has been no material change in our Critical Accounting Policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items in our condensed consolidated statements of operations, in thousands:

                                                           Three months ended                  Nine months ended
                                               --------------------------------------  -------------------------------------
                                               September 30,   September 30,     %     September 30,  September 30,     %
                                                    2002           2001       Change       2002          2001         Change
                                               -------------   -------------  -------  -------------  -------------   ------
Net sales:
     Professional Sound and Entertainment        $  50,059      $  51,922       -3.6%    $ 151,921     $ 151,786         0.1%
     Audio and Wireless Technology                  16,028         20,673      -22.5%       50,094        69,253       -27.7%
                                                 ---------      ---------     -------    ---------     ---------       ------

     Total net sales                                66,087         72,595       -9.0%      202,015       221,039        -8.6%
                                                 ---------      ---------     -------    ---------     ---------       ------
Gross profit:
     Professional Sound and Entertainment           21,475         15,081                   62,440        52,633
         % of sales                                   42.9%          29.0%                    41.1%         34.7%
     Audio and Wireless Technology                   6,548          5,976                   21,741        25,184
         % of sales                                   40.9%          28.9%                    43.4%         36.4%
                                                 ---------      ---------                ---------     ---------

     Total gross profit                             28,023         21,057                   84,181        77,817
         % of sales                                   42.4%          29.0%                    41.7%         35.2%
                                                 ---------      ---------                ---------     ---------

Operating profit (loss)                          $   7,096      $  (4,259)               $  20,772     $  (1,579)
                                                 =========      =========                =========     =========

Net (loss) income                                $    (164)     $ (15,289)               $     149     $ (32,722)
                                                 =========      =========                =========     =========


THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Net sales. Net sales decreased $6.5 million, or 9.0%, from $72.6 million for the three months ended September 30, 2001 to $66.1 million for the three months ended September 30, 2002. Net sales decreased $19.0 million, or 8.6%, from $221.0 million for the nine months ended September 30, 2001 to $202.0 million for the nine months ended September 30, 2002. Sales in the Professional Sound and Entertainment segment were flat for the nine-month comparative periods while sales in the Audio and Wireless Technology segment (formerly known as the Multimedia/Audio Communications segment) declined primarily due to lower sales of hearing instruments products, which we exited in the first quarter of 2002, and due to continued sluggishness in the computer and telecommunications industries.

Net sales in the Professional Sound and Entertainment segment decreased $1.9 million, or 3.6%, from $51.9 million for the three months ended September 30, 2001 to $50.0 million for the three months ended September 30, 2002. Net sales were about flat, changing from $151.8 million for the nine months ended September 30, 2001 to $151.9 million for the nine months ended September 30, 2002. Sales of new products and higher sales of electronics products were offset by lower sales of speaker products.

Net sales in the Audio and Wireless Technology segment decreased $4.7 million, or 22.5%, from $20.7 million for the three months ended September 30, 2001 to $16.0 million for the three months ended September 30, 2002. Net sales decreased $19.2 million, or 27.7%, from $69.3 million for the nine months ended September 30, 2001 to $50.1 million for the six months ended September 30, 2002. Net sales, excluding sales of discontinued hearing instruments products in both periods, decreased approximately 13% and 19% for the three and nine months ended September 30, 2002, respectively. The decline in net sales for both periods is attributed primarily to lower sales of products to the computer and telecommunications industries, in large part due to the continued sluggishness of the economy.

Gross profit. Gross profit increased $7.0 million, or 33.1%, from $21.1 million for the three months ended September 30, 2001 to $28.0 million for the three months ended September 30, 2002. Gross profit increased $6.4 million, or 8.2%, from $77.8 million for the nine months ended September 30, 2001 to $84.2 million for the nine months ended September 30, 2002. As a percentage of net sales, the gross margin rate increased to 42.4% for the three months ended September 30, 2002 compared to 29.0% for the three months ended September 30, 2001, and increased to 41.7% for the nine months ended September 30, 2002 from 35.2% for the nine months ended September 30, 2002. Included in the three month period ended September 30, 2001 is a special charge of $4.2 million attributed to a reserve for impaired inventories, resulting primarily from the slowdown in sales and to Telex's effort to better manage its inventories and its manufacturing operations through SKU reductions. Excluding this special charge, as a percent of net sales, the gross margin rate is 34.8% and 37.1%, respectively, for the three and nine month periods ended September 30, 2001. The increase in the gross margin rate for 2002 over the corresponding periods in 2002, excluding the special charge, is attributed primarily to improved manufacturing efficiencies and lower operating costs resulting from restructuring measures implemented in 2001 and 2002.

The gross margin rate for the Professional Sound and Entertainment segment increased from 29.0% to 42.9% for the three months ended September 30, 2002. The gross margin rate increased from 34.7% to 41.1% for the nine months ended September 30, 2002. The gross margin rate for the three and nine month periods ended September 30, 2001, excluding the special charge, was 33.3% and 36.2%, respectively. The increase in the gross margin rate for 2002 over the corresponding periods in 2001, excluding the special charge, is attributed primarily to improved manufacturing efficiencies as a result of benefits of restructuring measures implemented in 2001 and 2002 and to increased sales of high-margin products.

The gross margin rate for the Audio and Wireless Technology segment increased from 28.9% to 40.9% for the three months ended September 30, 2002. The gross margin rate increased from 36.4% to 43.4% for the nine months ended September 30, 2002. The gross margin rate for the three and nine month periods ended September 30, 2001, excluding the special charge, was 38.7% and 39.2%, respectively. The increase in the gross margin rate for 2002 over the corresponding periods in 2001, excluding the special charge, is attributed primarily to increased sales of high-margin products, reduced sales of low-margin products and improved manufacturing efficiencies.

Engineering. Engineering expenses increased $0.1 million, or 3.2%, from $3.0 million for the three months ended September 30, 2001 to $3.1 million for the three months ended September 30, 2002. Engineering expenses for the nine months ended September 30, 2002 decreased from $9.8 million to $9.1 million. The decrease in spending for the nine-month period in 2002 from the corresponding period in 2001 is attributed primarily to the benefit from continued consolidation and streamlining of our engineering operations that occurred in 2001.

Selling, general and administrative. Selling, general and administrative expenses decreased $3.6 million, or 16.8%, from $21.4 million for the three months ended September 30, 2001 to $17.8 million for the three months ended September 30, 2002. Selling, general and administrative expenses declined $12.2 million, or 18.5%, from $65.9 million for the nine months ended September 30, 2001 to $53.7 million for the nine months ended September 30, 2002. Included in the three-month period ended September 30, 2001 is a special charge of $2.8 million for a reserve for bad debts attributed to accounts Telex believed were potentially uncollectible. Excluding this special charge for the three and nine month periods ended September 30, 2001, selling, general and administrative expenses decreased $0.8 million, or 4.6%, and $9.4 million, or 14.9%, respectively, from the corresponding periods in 2001. The decrease in expense in 2002 is attributed mainly to spending controls we implemented in light of the slowdown in sales and to professional fees and other costs we incurred in 2001 in connection with amendments to our existing debt agreements and with obtaining additional debt.

Corporate charges. Corporate charges of $0.4 million for the three months ended September 30, 2001 and of $0.5 million and $1.3 million for the nine months ended September 30, 2002 and 2001, respectively, represent fees accrued for consulting and management services provided by Greenwich Street Capital Partners, Inc. under a consulting and management services agreement. This agreement expired in May 2002 with no current plans to renew the arrangement.

Amortization of goodwill and other intangibles. We recorded no amortization of goodwill in the three and nine months ended September 30, 2002 compared to $0.5 million and $1.4 million for the three and nine months ended September 30, 2001, respectively. We implemented a new accounting standard on January 1, 2002 pursuant to which we no longer amortize goodwill. Under this accounting standard we are required to perform an analysis of impairment of goodwill in 2002 and annually thereafter. Our initial review indicated that the goodwill for the Professional Sound and Entertainment business segment is impaired. As of September 30, 2002, there was $46.7 million of goodwill for the Professional Sound and Entertainment business segment. We expect to complete the measurement of the impairment loss in the fourth quarter of 2002 and will record the impairment loss as a cumulative effect of change in accounting principle as of January 1, 2002. Amortization of other identifiable intangibles was approximately $30,000 and $90,000 for the three months and nine months ended September 30, 2002 and 2001, respectively. These intangibles will continue to be amortized unless an analysis indicates an impairment has occurred.

Restructuring charges. We recorded a pre-tax restructuring charge of $0.9 million for the nine months ended September 30, 2001. The charge was primarily for severance costs, attributable to a reduction of 110 employees in the United States and Canada. As of September 30, 2001, all 110 employees had been terminated.

Interest expense. Interest expense decreased from $10.1 million for the three months ended September 30, 2001 to $6.7 million for the three months ended September 30, 2002. Interest expense decreased from $29.7 million for the nine months ended September 30, 2001 to $19.3 million for the nine months ended September 30, 2002. Interest expense decreased primarily because of lower average outstanding indebtedness due to the debt restructuring completed in November 2001, offset slightly by higher average interest rates. Included in interest expense is $12.3 million and $2.0 million of pay-in-kind interest expense for the nine months ended September 30, 2002 and 2001, respectively.

Other (income) expense. Other income of $0.3 million for the three months ended September 30, 2002 is principally from foreign currency gains and the profit from the sale of production assets related to shutdown of certain manufacturing facilities. Other expense of $0.1 million for the three months ended September 30, 2001 is principally from foreign currency losses. For the nine months ended September 30, 2002, other income of $1.3 million is principally from the sale of $2.1 million of assets related to the hearing instrument products business. Other income of $0.4 million for the nine months ended September 30, 2001 includes one-time proceeds of $0.2 million related to settlement of a patent infringement claim and foreign currency gains of $0.2 million.

Income taxes. Income tax expense, excluding the income tax provision related to the net deferred tax asset valuation allowance, was 59.0% of the pretax income for the nine months ended September 30, 2002, compared with an income tax benefit of 31.9% of the pretax loss for the nine months ended September 30, 2001. The increase in the effective tax rate is principally due to an increase of $1.3 million in taxable income over book income related to differences in the treatment of the sales of the hearing instrument products business and in the recognition of foreign deemed dividends in the US. Additionally, net operating losses of certain foreign subsidiaries were fully utilized in 2001 and now those subsidiaries are in a taxable position.

As of September 30, 2002, we had provided $5.2 million for tax liability, penalties, and accrued interest related to an unsettled dispute with the IRS for taxable years 1990 through 1995. We have agreed with the IRS on the final amount of the tax liability to be paid and are making monthly payments.

We have established a net deferred tax valuation allowance of $16.3 million due to the uncertainty of the realization of future tax benefits. Our realization of the future tax benefits related to the deferred tax asset is dependent on many factors, including our ability to generate sufficient taxable income within the net operating loss carryforward period. Management has considered these factors in reaching our conclusion as to the adequacy of the valuation allowance for financial reporting purposes.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had cash and cash equivalents of $5.4 million compared to $3.0 million at December 31, 2001.

Our principal sources of funds for the nine months ended September 30, 2002 consisted of $11.9 million of net cash generated from operating activities and $2.2 million from the sale of assets of our hearing instruments product lines and other miscellaneous assets. Our principal uses of funds were for debt retirement of $8.1 million, net of borrowings, and $3.7 million for capital expenditures. Our principal source of funds for the nine months ended September 30, 2001 was $11.6 million from financing activities. Our principal uses of funds for the nine months ended September 30, 2001 were $5.2 million for operating activities and $5.0 million for capital expenditures.

Our investing activities consist mainly of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes, to update information systems and improve efficiency. We anticipate our capital expenditures for 2002 to be in the range of $5.0 million to $6.0 million. Our ability to make capital expenditures is subject to certain restrictions under our senior secured credit facility, our senior secured notes, and our senior subordinated discount notes.

Telex's accounts receivable of $47.8 million increased $7.0 million from $40.8 million at December 31, 2001. The increase is primarily a result of an increase in our net sales in the three months ended September 30, 2002 compared to the three months ended December 31, 2001 and a result of movement in exchange rates. The US dollar weakened against certain foreign currencies, primarily the Euro and the Japanese Yen, adding approximately $1.5 million to the translated accounts receivable balance as of September 30, 2002.

Our inventories of $52.7 million increased $1.9 million from $50.8 million at December 31, 2001. Excluding the impact of foreign currencies, our inventories declined $0.4 million from December 31, 2001. The US dollar weakened against certain foreign currencies, primarily the Euro and the Japanese Yen, adding approximately $2.3 million to the translated inventory balance as of September 30, 2002. We expect the inventories to decline during the fourth quarter of 2002 as we continue to implement new and maintain appropriate existing strategies aimed at reducing inventory levels.

Our consolidated indebtedness increased $4.8 million from $176.8 million at December 31, 2001 to $181.6 million at September 30, 2002. The increase is attributed mainly to our senior secured notes and the senior subordinated discount notes for which interest expense accrues as additional indebtedness, and to increases in borrowings under our revolving credit facilities and long-term debt issued at certain foreign locations. The senior secured notes accreted by $6.0 million and the senior subordinated discount notes accreted by $6.3 million, adding $12.3 million to our indebtedness. The additional indebtedness is payable in cash at maturity, with the senior secured notes subject to an acceleration clause based on our financial performance. Offsetting the additional indebtedness were required loan payments, totaling $7.6 million, made under our term loan facility and other existing loans.

We rely mainly on internally generated funds and, to the extent necessary, borrowings under the revolving credit facility and foreign working capital lines to meet our liquidity needs. Our liquidity needs arise primarily from debt service, working capital needs and capital expenditure requirements.

Our current credit facilities include the senior secured credit facility (expiring on April 30, 2004), consisting of the term loan facility of $70.5 million, the revolving credit facility, subject to certain borrowing base limitations, of $25.0 million, and foreign working capital lines (with on demand repayment provisions), subject to certain limitations, of $9.4 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory.

As of September 30, 2002, $9.3 million of our $70.5 million term loan facility is payable in the next 12 months, with the balance payable as described below. As of September 30, 2002, we had total borrowings of $19.9 million under our revolving credit facility and foreign working capital lines. The net availability, after deduction for open letters of credit and allowing for borrowing base limitations, was $7.7 million at September 30, 2002. Outstanding balances under substantially all of these credit facilities bear interest at floating rates based upon the interest rate option selected by us; therefore, our financial condition is and will continue to be affected by changes in the prevailing interest rates. The effective interest rate under these credit facilities for the nine months ended September 30, 2002 was 7.2%.

Pursuant to the term loan facility, we are required to make principal payments under (i) the $50.0 million Tranche A Term Loan Facility ($16.4 million of which was outstanding at September 30, 2002), of $0.5 million, $2.3 million and $13.6 million in the remainder of 2002, 2003 and 2004 (with a final maturity date of April 30, 2004), respectively, and (ii) the $65.0 million Tranche B Term Loan Facility ($54.1 million of which was outstanding at September 30, 2002), of $1.5 million, $7.5 million and $45.1 million in the remainder of 2002, 2003 and 2004 (with a final maturity date of April 30, 2004), respectively. In addition, under the terms of the senior secured credit facility, we are generally required to make mandatory prepayments from proceeds of the sale of assets.

We have incurred substantial indebtedness in connection with a series of leveraged transactions. As a result, debt service obligations represent significant liquidity requirements for us. We were in compliance with all covenants related to all debt agreements at September 30, 2002.

In 2001 we had defaulted on certain covenants related to our senior secured credit facility, our senior secured notes and our senior subordinated notes, we had to incur additional indebtedness to meet our liquidity needs, and subsequently we completed a debt restructuring. In 2002, our debt service obligations have declined due to the debt restructuring. We also have seen an improvement in our operating performance due to the benefits from the 2001 restructurings, which are fully implemented through September 30, 2002. While we believe these actions will provide adequate cash flow to meet our debt service requirements, capital expenditure needs and working capital requirements in the remainder of 2002, we cannot give any assurance that our cash flow will be adequate. Additionally, our future performance and our ability to service our obligations will also be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to generate sufficient cash to meet our obligations, we may be forced to pursue other options including the sale of a portion of our assets.

Telex has incurred minimal pension expense in 2002 as a result of past strong returns on pension plan assets. However, given the performance of the stock markets thus far in 2002, we anticipate that 2003 pension expense could be approximately $0.5 million if the stock markets remain at September 2002 levels during the remainder of the year. Telex was not required to make an employer contribution to its pension plan in 2002 for the 2001 plan year. We will need to fund $1.1 million by September 2003 for the 2002 plan year.

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

EXCHANGE RATE SENSITIVITY ANALYSIS

We enter into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. During the nine months ended September 30, 2002, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in the condensed consolidated statements of operations.

At September 30, 2002, we had outstanding forward exchange contracts with a notional amount of $3.8 million and a weighted remaining maturity of 101 days.

At September 30, 2002, the difference between the fair value of all outstanding contracts, as estimated by the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10 percent fluctuation in exchange rates for these currencies would change the fair value by approximately $0.4 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be about offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact our earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact our future earnings and cash flows, assuming other factors are held constant.

At September 30, 2002, we had fixed rate debt of $52.4 million, step-up, pay-in-kind interest debt of $37.6 million (redemption value of $38.7 million at September 30, 2002), and an interest-free loan of $1.1 million. Holding all other variables constant (such as foreign exchange rates and debt levels), a one-percentage point decrease in interest rates would increase the unrealized fair market value of these debts by approximately $2.6 million.

At September 30, 2002, we had floating rate debt of $90.5 million. The earnings and cash flow impact for the next twelve months resulting from a one-percentage point increase in interest rates on this debt would be approximately $0.9 million, holding all other variables constant.

ITEM 4.    CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of Telex's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that material information relating to Telex would be made known to them by others within Telex. There have been no significant changes in our internal controls or in other factors that could significantly affect Telex's disclosure controls and procedures subsequent to the date of our evaluation.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1 Service agreement signed February 21, 1997 between EVI Audio GmbH and Mathias von Heydekampf.

      99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      A Report on Form 8-K, dated July 1, 2002, reporting under Items 5 and 7, was filed on July 8, 2002.

      On November 13, 2002, the Registrant filed an amendment to its Report on Form 8-K dated November 26, 2001. The amendment provided disclosure under Items 1 and 7.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                 TELEX COMMUNICATIONS, INC.


Dated:   November 14, 2002       By:  /s/ Ned C. Jackson
         ----------------------      ------------------------------------------
                                     Ned C. Jackson
                                     President and Chief Executive Officer


                                 TELEX COMMUNICATIONS, INC.


Dated:   November 14, 2002       By:  /s/ Gregory W. Richter
         ----------------------      ------ -----------------------------------
                                     Gregory W. Richter
                                     Vice President and Chief Financial Officer

            Section 302 Certification of Principal Executive Officer


I, Ned C. Jackson, President and Chief Executive Officer, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Telex
      Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

                                      By: /s/ Ned C. Jackson
                                          -------------------------------------
                                          Ned C. Jackson
                                          President and Chief Executive Officer

            Section 302 Certification of Principal Financial Officer


I, Gregory W. Richter, Vice President and Chief Financial Officer, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Telex
      Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

                                         By: /s/ Gregory W. Richter
                                             ----------------------------------
                                             Gregory W. Richter
                                             Vice President and Chief Financial
                                             Officer

                           TELEX COMMUNICATIONS, INC.
                                    FORM 10-Q

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT

10.1     Service Agreement signed February 21, 1997 between EVI Audio GmbH and
         Mathias von Heydekampf.

99.1     Certification of Chief Executive Officer and Chief Financial Officer
         Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
