Form 10-Q
period 2004-06-30
TELEX COMMUNICATIONS INC
filed 2004-08-10
CIK 857668

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004      Commission File No. 333-112819

                           TELEX COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                             11-3707780
           --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

            12000 PORTLAND AVENUE SOUTH, BURNSVILLE, MINNESOTA 55337
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       Registrant's telephone number, including area code: (952) 884-4051



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                 YES [X]   NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).               YES [ ]   NO [X]

AS OF AUGUST 4, 2004, TELEX COMMUNICATIONS, INC. HAD OUTSTANDING 500 SHARES OF COMMON STOCK, $0.01 PAR VALUE.

                        THIS DOCUMENT CONTAINS 29 PAGES.

================================================================================

                        PART I. --- FINANCIAL INFORMATION

                                                                                                        Page(s)
Item 1.  Financial Statements
Included herein is the following unaudited financial information:
Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003                         3
Condensed Consolidated Statements of Operations for the three and six month periods ended
June 30, 2004 and 2003                                                                                  4
Condensed Consolidated Statements of Cash Flows for the six month periods ended
June 30, 2004 and 2003                                                                                  5
Notes to Condensed Consolidated Financial Statements                                                    6-17
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations           18-24
Item 3. Quantitative and Qualitative Disclosures About Market Risk                                      25
Item 4. Controls and Procedures                                                                         26

                         PART II. --- OTHER INFORMATION

                                                                                                        Page(s)
Item 6. Exhibits and Reports on Form 8-K                                                                27
Signatures                                                                                              28
Exhibit Index                                                                                           29

Note: Telex Communications, Inc. (Telex or Successor), a Delaware corporation, is a wholly owned subsidiary of Telex Communications Intermediate Holdings, LLC (Intermediate). Intermediate is a wholly owned subsidiary of Telex Communications Holdings, Inc. (Old Telex or Predecessor). Telex was formed in connection with the November 19, 2003 restructuring of Old Telex's debt obligations. Reference to "the Company" throughout this Form 10-Q means Predecessor and/or Successor, as appropriate, for the relevant period(s).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       JUNE 30,       DECEMBER 31,
                                                                                         2004            2003
                                                                                      ---------       ------------
                                                                                     (UNAUDITED)       (See Note)
                                                          ASSETS
Current assets:
      Cash and cash equivalents                                                       $   8,025        $   6,698
      Accounts receivable, net                                                           51,482           47,455
      Inventories                                                                        52,798           45,967
      Other current assets                                                                6,752            7,437
                                                                                      ---------        ---------

          Total current assets                                                          119,057          107,557

Property, plant and equipment, net                                                       30,156           29,951
Deferred financing costs, net                                                             6,018            6,368
Goodwill, net                                                                            23,320           23,353
Other assets                                                                              2,704            2,981
                                                                                      ---------        ---------

                                                                                      $ 181,255        $ 170,210
                                                                                      =========        =========

                                          LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
      Revolving lines of credit                                                       $   1,648        $       -
      Current maturities of long-term debt                                                  445              446
      Accounts payable                                                                   19,087           12,879
      Accrued wages and benefits                                                         10,372           10,384
      Other accrued liabilities                                                          11,845           11,557
      Income taxes payable                                                                6,012            9,046
                                                                                      ---------        ---------

          Total current liabilities                                                      49,409           44,312

Long-term debt, net                                                                     126,215          126,413
Other long-term liabilities                                                               9,090            7,474
                                                                                      ---------        ---------
          Total liabilities                                                             184,714          178,199
                                                                                      ---------        ---------

Shareholder's deficit:
      Common stock and capital in excess of par                                         143,029          143,029
      Accumulated other comprehensive loss                                               (3,737)          (3,260)
      Accumulated deficit                                                              (142,751)        (147,758)
                                                                                      ---------        ---------

          Total shareholder's deficit                                                    (3,459)          (7,989)
                                                                                      ---------        ---------

                                                                                      $ 181,255        $ 170,210
                                                                                      =========        =========

            See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 2003 has been derived from the Company's audited financial statements at that date.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                  SUCCESSOR       PREDECESSOR          SUCCESSOR        PREDECESSOR
                                                  -------------  ---------------     ---------------  ----------------
                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                  ------------------------------     ---------------------------------
                                                    JUNE 30,         JUNE 30,            JUNE 30,         JUNE 30,
                                                      2004             2003                2004             2003
                                                  ------------   ---------------     ---------------  ----------------
Net sales                                         $     77,729   $        68,836     $       144,995  $        129,711
Cost of sales                                           42,123            40,243              79,703            75,706
                                                  ------------   ---------------     ---------------  ----------------
              Gross profit                              35,606            28,593              65,292            54,005
                                                  ------------   ---------------     ---------------  ----------------
Operating expenses:
     Engineering                                         3,722             3,597               7,191             7,177
     Selling, general and administrative                21,412            19,984              40,765            38,586
     Amortization of other intangibles                       3                 3                   6                15
     Pension curtailment gain                                -            (2,414)                  -            (2,414)
                                                  ------------   ---------------     ---------------  ----------------
                                                        25,137            21,170              47,962            43,364
                                                  ------------   ---------------     ---------------  ----------------
              Operating income                          10,469             7,423              17,330            10,641

Interest expense                                        (4,083)           (7,363)             (8,233)          (14,404)
Other income, net                                          182               113                 140               196
                                                  ------------   ---------------     ---------------  ----------------

Income (loss) before income taxes                        6,568               173               9,237            (3,567)

Provision for income taxes                               2,320             1,168               3,793             2,149
                                                  ------------   ---------------     ---------------  ----------------
              Net income (loss)                   $      4,248   $          (995)    $         5,444  $         (5,716)
                                                  ============   ===============     ===============  ================

            See notes to condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                     SUCCESSOR       PREDECESSOR
                                                                                     ---------       -----------
                                                                                           SIX MONTHS ENDED
                                                                                      --------------------------
                                                                                      JUNE 30,        JUNE 30,
                                                                                        2004            2003
                                                                                     ---------       -----------
OPERATING ACTIVITIES:
      Net income (loss)                                                               $  5,444        $ (5,716)
      Adjustments to reconcile net income (loss) to cash flows from operations:
           Depreciation and amortization                                                 2,978           3,201
           Amortization of finance charges and pay-in-kind interest charge                 701          11,261
           Gain on disposition of assets                                                     -             (98)
           Pension curtailment gain                                                          -          (2,414)
           Change in operating assets and liabilities                                   (6,205)         (7,210)
           Change in long-term liabilities                                                 355              50
           Other, net                                                                      521             505
                                                                                      --------        --------
      Net cash provided by  (used in) operating activities                               3,794            (421)
                                                                                      --------        --------

INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                        (3,318)         (2,574)
      Proceeds from disposition of assets                                                    -             792
      Other                                                                                111             111
                                                                                      --------        --------
      Net cash used in investing activities                                             (3,207)         (1,671)
                                                                                      --------        --------

FINANCING ACTIVITIES:
      Borrowings under revolving lines of credit, net                                    1,700           8,155
      Repayment of long-term debt                                                         (218)         (6,217)
      Payment of deferred financing costs                                                 (302)              -
      Dividend to parent                                                                  (437)              -
                                                                                      --------        --------
      Net cash provided by financing activities                                            743           1,938
                                                                                      --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                (3)            126
                                                                                      --------        --------

CASH AND CASH EQUIVALENTS:
      Net increase (decrease)                                                            1,327             (28)
      Balance at beginning of period                                                     6,698           3,374
                                                                                      --------        --------
      Balance at end of period                                                        $  8,025        $  3,346
                                                                                      ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
         Interest                                                                     $  6,366        $  2,945
                                                                                      ========        ========
         Income taxes                                                                 $  3,040        $  4,084
                                                                                      ========        ========

            See notes to condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

      Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and footnotes included in the Company's Registration Statement on Form S-4, as amended, which includes audited consolidated financial statements for the fiscal year ended December 31, 2003.

      Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

      COMPANY STRUCTURE

      Telex Communications, Inc. (Telex or Successor), a Delaware corporation, is a wholly owned subsidiary of Telex Communications Intermediate Holdings, LLC (Intermediate). Intermediate is a wholly owned subsidiary of Telex Communications Holdings, Inc. (Old Telex or Predecessor). Telex was formed in connection with the November 19, 2003 restructuring of Old Telex's debt obligations.

      Immediately prior to the closing of the November 2003 restructuring, Old Telex transferred to Successor substantially all of Old Telex's assets and liabilities except, principally, its 13% Senior Subordinated Discount Notes due 2006, in exchange for Successor's common stock. Old Telex then contributed Successor's common stock to Intermediate, a new limited liability company, in exchange for all of Intermediate's membership interests. Successor became a wholly owned subsidiary of Intermediate and Intermediate became a wholly owned subsidiary of Old Telex. The subsidiaries of Old Telex became Successor's subsidiaries as part of the asset transfer. Upon the closing of the restructuring, Old Telex changed its name and Successor was renamed.

      As a result of the debt restructuring, which was accounted for as being effective November 30, 2003 and the formation of a new entity, the consolidated financial statements for the three and six months ended June 30, 2004 reflect the results of Telex while the consolidated financial statements for the three and six months ended June 30, 2003 reflect the results of Old Telex. The consolidated balance sheets as of June 30, 2004 and December 31, 2003 reflect the results of Telex.

2.    Inventories

      Inventories consist of the following (in thousands):

                        June 30,    December 31,
                         2004          2003
                        --------    ------------
Raw materials
Work in process           8,006         6,150
Finished products        21,262        20,876
                        -------       -------
                        $52,798       $45,967
                        =======       =======

3.    Goodwill

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS
      142). The Company has certain amounts of goodwill denominated in foreign currencies that fluctuate with movement of exchange rates.

      The following table presents the changes in carrying value of goodwill by business segment as of June 30, 2004 (in thousands):

                                                         Audio and Wireless
                                    Professional Audio     Technology           Total
                                    ------------------     ----------           -----
Balance as of December 31, 2003          $ 17,263             $  6,090         $ 23,353
Foreign currency translation                  (33)                   -              (33)
                                         --------             --------         --------
Balance as of June 30, 2004              $ 17,230             $  6,090         $ 23,320
                                         ========             ========         ========

4.    Debt

      Long-term debt consists of the following (in thousands):

                                                             June 30,        December 31,
                                                               2004             2003
                                                            ----------      -------------
Senior Secured Notes                                        $  125,000       $  125,000
Other debt                                                       1,660            1,859
                                                            ----------       ----------

                                                               126,660          126,859
Less - current portion                                            (445)            (446)
                                                            ----------       ----------

   Total long-term debt                                     $  126,215       $  126,413
                                                            ==========       ==========

5.    Income Taxes

      The Company recorded an income tax provision of $2.3 million and $3.8 million on pre-tax income of $6.6 million and $9.2 million for the three months and six months ended June 30, 2004, respectively. The income tax provision for the six months ended June 30, 2004 is comprised of a U.S. Federal and state income tax provision of $1.0 million and an income tax provision of $2.8 million attributed to income of certain foreign subsidiaries. The Company recorded an income tax provision of $1.2 million and $2.1 million on pre-tax income of $0.2 million and a pre-tax loss of $3.6 million for the three months and six months ended June 30, 2003. The income tax provision for the six months ended June 30, 2003 is comprised of a U.S. Federal and state income tax benefit of $1.4 million, offset by a tax valuation allowance adjustment of $1.4 million, and an income tax provision of $2.1 million attributed to income of certain foreign subsidiaries.

      The Company has a net deferred tax asset of $9.7 million offset by a tax valuation allowance of $9.4 million at June 30, 2004 due to the uncertainty of the future realization of tax benefits primarily in the U.S.

      The tax provision in the U.S. for 2004 is calculated on a separate company basis under a tax sharing agreement with Old Telex. The Company has recorded a payable of $1.7 million to Old Telex based on the tax benefit utilized by Telex.

6.    Pension and Postretirement Benefits

      The Company has one noncontributory defined benefit cash balance pension plan. Through June 30, 2003, each active participant's account received a benefit credit each year based on the participant's age, vesting service, and total remuneration covered by the pension plan, consisting of base salary, commission, overtime and bonuses paid to the participant. Effective June 30, 2003 the Company made a decision to freeze future pension plan benefits. Plan participants will continue to receive interest credits but will no longer receive a benefit credit based on the participant's age, vesting service and total remuneration.

      The following table presents the net periodic benefit cost (income) for each period (in thousands):

                                             Successor          Predecessor          Successor           Predecessor
                                           --------------    -----------------   -----------------    -----------------
                                               Three months ended March 31,             Six months ended June 30,
                                           -----------------------------------   --------------------------------------
                                              2004                 2003                2004                 2003
                                           --------------    -----------------   -----------------    -----------------
Components of net periodic benefit
cost (income):
Service cost                               $            -    $             121   $               -    $             242
Interest cost                                         334                  354                 669                  708
Expected return on plan assets                       (456)                (462)               (912)                (924)
Amortization of prior service cost                      -                  (43)                                     (86)
Pension curtailment gain                                                (2,414)                                  (2,414)
                                           --------------    -----------------   -----------------    -----------------
       Net periodic benefit cost (income)  $         (122)   $          (2,444)  $            (243)   $          (2,474)
                                           ==============    =================   =================    =================

      The Company made an employer contribution of $0.3 million in January 2004 and will make additional employer contributions totaling $0.2 million during the remainder of 2004.

      The Company provided health and life insurance benefits to a limited number of employees of its U.S. operations upon retirement. The benefits for a substantial portion of these employees were curtailed as of June 30, 2003, thereby reducing the expense to a minimal amount for 2004. The Company recorded net periodic benefit income of $296,000 in the three months ended June 30, 2003 and net periodic benefit income of $291,000 for the six months ended June 30, 2003. Both of the 2003 periods include the $300,000 curtailment gain recognized in June for the implemented benefit curtailment.

7.    Related-Party Transactions

      In 2000, the Company relocated its corporate headquarters to a facility leased from DRF 12000 Portland LLC (the LLC), an entity in which the Company has a 50% interest. The Company contributed cash of $0.6 million to the LLC and the investment is accounted for under the equity method. The Company's allocable share of the LLC income is included as a component of other income in the condensed consolidated statements of operations. The LLC financed the purchase of the facility with a mortgage secured by the facility. At June 30, 2004, the remaining balance on the mortgage was $6.6 million. The annual lease payments to the LLC are $1.1 million for years one to five and $1.2 million for years six to ten. The lease commenced in June 2000. The Company may renew the lease at the end of the initial lease term for three renewal terms of five years each. The lease has been classified as an operating lease and the Company records the lease payments as rent expense. The Company's exposure to loss associated with the LLC is its investment in the LLC, which totaled $0.8 million at June 30, 2004. The investment in the LLC is included in the condensed consolidated balance sheets as a component of other assets.

      Telex has reviewed FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46), pertaining to the consolidation of variable interest entities and has determined that the LLC is not a variable interest entity to the Company and that the Company's current method of accounting for this investment remains appropriate.

8.    Comprehensive Loss

      Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net loss represents net income or loss adjusted for foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive loss is as follows (in thousands):

                                                       Successor           Predecessor          Successor           Predecessor
                                                   -----------------    -----------------   -----------------    -----------------
                                                        Three months ended June 30,               Six months ended June 30,
                                                   --------------------------------------   --------------------------------------
                                                         2004                 2003                2004                 2003
                                                   -----------------    -----------------   -----------------    -----------------
Net income (loss)                                  $           4,248    $            (995)  $          5,4445    $          (5,716)
Other comprehensive income:
   Foreign currency translation adjustment                      (890)               1,753                (477)               2,307
   Minimum pension liability                                       -               (5,078)                  -               (5,078)
                                                   -----------------    -----------------   -----------------    -----------------
Comprehensive income (loss)                        $           3,358    $          (4,320)  $           4,967    $          (8,487)
                                                   =================    =================   =================    =================

      The components of accumulated other comprehensive loss are as follows (in thousands):

                                                       June 30,          December 31,
                                                         2004               2003
                                                         ----               ----
Foreign currency translation                       $          2,688     $        3,165
Minimum pension liability                                    (6,425)            (6,425)
                                                   ----------------     --------------
                                                   $         (3,737)    $       (3,260)
                                                   ================     ==============

9.    Segment Information

      The Company has two business segments: Professional Audio and Audio and Wireless Technology.

      Professional Audio

      Professional Audio consists of five product lines within the overall professional audio market, including: (i) permanently installed sound systems; (ii) sound products used by professional musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcasts; (iv) broadcast communication products, including advanced digital matrix intercoms, used by broadcasters (including all major television networks) to control production communications, intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

      Audio and Wireless Technology

      Audio and Wireless Technology targets six principal product markets including: (i) digital audio duplication products for the religious, education and enterprise markets; (ii) military/aviation communication products for the military and aviation markets; (iii) wireless networking products serving the original equipment manufacturer, wireless internet service provider and medical telemetry markets; (iv) land mobile communication products for the public safety, military and industrial markets; (v) audio and wireless education products for classroom and computer based education markets; and (vi) teleconferencing products for the enterprise, education and government markets.

      The following tables provide information by business segment and geographic region for the three and six months ended June 30, 2004 and 2003 (in thousands):

                                    Successor     Predecessor    Successor    Predecessor
                                    ----------   -------------   ----------   -----------
                                         Three months ended         Six months ended
                                    ----------------------------------------------------
                                     June 30,      June 30,       June 30,      June 30,
                                       2004          2003           2004         2003
                                    ----------   -------------   ----------    ---------
Net sales
  Professional Audio                $   64,234   $      53,369   $  117,991    $ 100,486
  Audio and Wireless Technology         13,495          15,467       27,004       29,225
                                    ----------   -------------   ----------    ---------
                                    $   77,729   $      68,836   $  144,995    $ 129,711
                                    ==========   =============   ==========    =========

Operating income (loss)
  Professional Audio                $    8,728   $       7,529   $   13,613    $   9,618
  Audio and Wireless Technology          2,004             178        4,212        1,356
  Corporate                               (263)           (284)        (495)        (333)
                                    ----------   -------------   ----------    ---------
                                    $   10,469   $       7,423   $   17,330    $  10,641
                                    ==========   =============   ==========    =========

Depreciation expense
  Professional Audio                $    1,185   $       1,326   $    2,385    $   2,631
  Audio and Wireless Technology             99             182          180          230
  Corporate                                198             174          407          325
                                    ----------   -------------   ----------    ---------
                                    $    1,482   $       1,682   $    2,972    $   3,186
                                    ==========   =============   ==========    =========

Capital expenditures
  Professional Audio                $      990   $         655   $    2,300    $   1,199
  Audio and Wireless Technology            212              71          420          224
  Corporate                                160             566          598        1,151
                                    ----------   -------------   ----------    ---------
                                    $    1,362   $       1,292   $    3,318    $   2,574
                                    ==========   =============   ==========    =========

Total assets
  Professional Audio                                             $  127,607    $ 123,139
  Audio and Wireless Technology                                      41,515       37,230
  Corporate                                                          12,133        7,574
                                                                 ----------    ---------
                                                                 $  181,255    $ 167,943
                                                                 ==========    =========

Corporate operating expenses include unallocated corporate engineering, selling, general and administrative costs and amortization of other intangibles. Corporate identifiable assets relate principally to the Company's investment in information systems and corporate facilities, as well as deferred financing costs.

The Company's net sales into each of its principal geographic regions were as follows (in thousands):

                                         Three months ended         Six months ended
                                    ----------------------------------------------------
                                     June 30,      June 30,       June 30,      June 30,
                                       2004          2003           2004         2003
----------------------------------------------   -------------   ----------    ---------
United States                       $   38,593   $      35,234   $   72,243    $  66,056
Europe                                  22,841          19,436       41,290       37,401
Asia                                    10,385           8,021       20,206       15,448
Other foreign countries                  5,910           6,145       11,256       10,806
                                    ----------   -------------   ----------    ---------
                                    $   77,729   $      68,836   $  144,995    $ 129,711
                                    ==========   =============   ==========    =========

It is not practical for the Company to disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.

Long-lived assets of the Company's U.S. and International operations were as follows (in thousands):

                                   June 30, 2004  December 31, 2003
                                    ----------     -------------
United States                       $   50,839     $      50,262
International                           11,359            12,391
                                    ----------     -------------
                                    $   62,198     $      62,653
                                    ==========     =============


10.   Guarantor Subsidiary

      In connection with the November 2003 debt restructuring our wholly-owned domestic subsidiary (Guarantor) guarantees the $125.0 million of our 11 1/2% senior secured notes on a full, unconditional and joint and several basis.

      The guarantee is a secured obligation of the Guarantor and ranks senior in the right of payment to all existing and future subordinated indebtedness of the Guarantor and ranks equally in the right of payment with all other existing and future senior indebtedness of the Guarantor. The following condensed consolidating financial information includes the accounts of the Guarantor and the combined accounts of the Guarantor's direct and indirect foreign subsidiaries (Non-Guarantors).

      The following tables present condensed consolidating balance sheets as of June 30, 2004 and December 31, 2003, condensed consolidating statements of operations for the three and six-month periods ended June 30, 2004 and 2003 and condensed consolidating statements of cash flows for the six months ended June 30, 2004 and 2003:

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2004
                                 (IN THOUSANDS)

                                                             ISSUER       GUARANTOR   NON - GUARANTOR ELIMINATIONS  CONSOLIDATED
                                                           ---------      ---------   --------------- ------------  ------------
ASSETS
Current assets:
     Cash and cash equivalents                             $   1,731      $       -     $   6,294      $       -      $   8,025
     Accounts receivable, net                                 23,655              -        27,827              -         51,482
     Inventories                                              23,927              -        33,475         (4,604)        52,798
     Other current assets                                      2,278         29,862        14,689        (40,077)         6,752
                                                           ---------      ---------     ---------      ---------      ---------
        Total current assets                                  51,591         29,862        82,285        (44,681)       119,057

Property, plant and equipment, net                            20,477              -         9,679              -         30,156
Deferred financing costs, net                                  6,018              -             -              -          6,018
Goodwill, net                                                 22,105              -         1,215              -         23,320
Other assets                                                   1,242              -         1,469             (7)         2,704
Investment in subsidiaries                                    77,816         47,954             -       (125,770)             -
                                                           ---------      ---------     ---------      ---------      ---------
                                                           $ 179,249      $  77,816     $  94,648      $(170,458)     $ 181,255
                                                           =========      =========     =========      =========      =========

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
     Revolving lines of credit                             $       -      $       -     $   1,648      $       -      $   1,648
     Current maturities of long-term debt                        212              -           233              -            445
     Accounts payable                                         11,045              -         8,042              -         19,087
     Accrued wages and benefits                                4,767              -         5,605              -         10,372
     Other accrued liabilities                                23,916              -        27,922        (39,993)        11,845
     Income taxes payable                                      4,729              -         1,283              -          6,012
                                                           ---------      ---------     ---------      ---------      ---------
        Total current liabilities                             44,669              -        44,733        (39,993)        49,409

Long-term debt, net                                          125,686              -           529              -        126,215
Other long-term liabilities                                    7,658              -         1,432              -          9,090
                                                           ---------      ---------     ---------      ---------      ---------
        Total liabilities                                    178,013              -        46,694        (39,993)       184,714
                                                           ---------      ---------     ---------      ---------      ---------
Shareholder's equity (deficit)                                 1,236         77,816        47,954       (130,465)        (3,459)
                                                           ---------      ---------     ---------      ---------      ---------
                                                           $ 179,249      $  77,816     $  94,648      $(170,458)     $ 181,255
                                                           =========      =========     =========      =========      =========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                                      ISSUER          GUARANTOR   NON - GUARANTORS   ELIMINATIONS     CONSOLIDATED
                                                     ---------        ---------   ----------------   ------------     ------------
ASSETS
Current assets:
     Cash and cash equivalents                       $   1,699        $       -       $   4,999        $       -        $   6,698
     Accounts receivable, net                           22,194                -          25,261                -           47,455
     Inventories                                        21,323                -          28,224           (3,580)          45,967
     Other current assets                                2,138           29,784          10,832          (35,317)           7,437
                                                     ---------        ---------       ---------        ---------        ---------

        Total current assets                            47,354           29,784          69,316          (38,897)         107,557

Property, plant and equipment, net                      20,173                -           9,778                -           29,951
Deferred financing costs, net                            6,368                -               -                -            6,368
Goodwill, net                                           22,105                -           1,248                -           23,353
Other assets                                             1,620                -           1,370               (9)           2,981
Investment in subsidiaries                              73,120           43,336               -         (116,456)               -
                                                     ---------        ---------       ---------        ---------        ---------
                                                     $ 170,740        $  73,120       $  81,712        $(155,362)       $ 170,210
                                                     =========        =========       =========        =========        =========

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
     Revolving lines of credit                       $       -        $       -       $       -        $       -        $       -
     Current maturities of long-term debt                  212                -             234                -              446
     Accounts payable                                    8,986                -           3,893                -           12,879
     Accrued wages and benefits                          5,215                -           5,169                -           10,384
     Other accrued liabilities                          24,114                -          22,812          (35,369)          11,557
     Income taxes payable                                4,821                -           4,225                -            9,046
                                                     ---------        ---------       ---------        ---------        ---------
        Total current liabilities                       43,348                -          36,333          (35,369)          44,312

Long-term debt, net                                    125,745                -             668                -          126,413
Other long-term liabilities                              6,099                -           1,375                -            7,474
                                                     ---------        ---------       ---------        ---------        ---------
        Total liabilities                              175,192                -          38,376          (35,369)         178,199
                                                     ---------        ---------       ---------        ---------        ---------
Shareholder's (deficit) equity                          (4,452)          73,120          43,336         (119,993)          (7,989)
                                                     ---------        ---------       ---------        ---------        ---------
                                                     $ 170,740        $  73,120       $  81,712        $(155,362)       $ 170,210
                                                     =========        =========       =========        =========        =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2004
                                 (IN THOUSANDS)

                                                ISSUER         GUARANTOR  NON - GUARANTORS  ELIMINATIONS    CONSOLIDATED
                                               --------        ---------  ----------------  ------------    ------------
Net sales                                      $ 50,852        $      -       $ 45,617        $(18,740)       $ 77,729
Cost of sales                                    30,054               -         30,587         (18,518)         42,123
                                               --------        --------       --------        --------        --------
               Gross profit                      20,798               -         15,030            (222)         35,606
                                               --------        --------       --------        --------        --------
Operating expenses:
     Engineering                                  2,159               -          1,563               -           3,722
     Selling, general and administrative         13,171               -          8,241               -          21,412
     Amortization of other intangibles                3               -              -               -               3
                                               --------        --------       --------        --------        --------
                                                 15,333               -          9,804               -          25,137
                                               --------        --------       --------        --------        --------
           Operating income (loss)                5,465               -          5,226            (222)         10,469

Interest expense                                 (4,046)            235           (272)              -          (4,083)
Other income (expense), net                         377               -           (195)              -             182
Equity in earnings of subsidiaries                3,536           3,301              -          (6,837)              -
                                               --------        --------       --------        --------        --------
Income (loss) before income taxes                 5,332           3,536          4,759          (7,059)          6,568
Provision for income taxes                          862               -          1,458               -           2,320
                                               --------        --------       --------        --------        --------
           Net income (loss)                   $  4,470        $  3,536       $  3,301        $ (7,059)       $  4,248
                                               ========        ========       ========        ========        ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                 (IN THOUSANDS)

                                                ISSUER         GUARANTOR  NON - GUARANTORS  ELIMINATIONS    CONSOLIDATED
                                               --------        ---------  ----------------  ------------    ------------
Net sales                                      $ 46,179        $      -       $ 37,446        $(14,789)       $ 68,836
Cost of sales                                    29,736               -         25,214         (14,707)         40,243
                                               --------        --------       --------        --------        --------
               Gross profit                      16,443               -         12,232             (82)         28,593
                                               --------        --------       --------        --------        --------
Operating expenses:
     Engineering                                  2,377               -          1,220               -           3,597
     Selling, general and administrative         12,811               -          7,173               -          19,984
     Amortization of other intangibles                3               -              -               -               3
     Pension curtailment gain                    (2,414)              -              -               -          (2,414)
                                               --------        --------       --------        --------        --------
                                                 12,777               -          8,393               -          21,170
                                               --------        --------       --------        --------        --------
           Operating income (loss)                3,666               -          3,839             (82)          7,423
Interest expense                                 (7,212)             92           (243)              -          (7,363)
Other income (expense), net                         233               -           (120)              -             113
Equity in earnings of subsidiaries                2,436           2,344              -          (4,780)              -
                                               --------        --------       --------        --------        --------
(Loss) income before income taxes                  (877)          2,436          3,476          (4,862)            173
Provision for income taxes                           36               -          1,132               -           1,168
                                               --------        --------       --------        --------        --------
           Net (loss) income                   $   (913)       $  2,436       $  2,344        $ (4,862)       $   (995)
                                               ========        ========       ========        ========        ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                 (IN THOUSANDS)

                                                ISSUER          GUARANTOR    NON - GUARANTORS   ELIMINATIONS     CONSOLIDATED
                                               --------         ---------    ----------------   ------------     ------------
Net sales                                      $  97,479        $       -       $  85,170        $ (37,654)       $ 144,995
Cost of sales                                     58,595                -          57,296          (36,188)          79,703
                                               ---------        ---------       ---------        ---------        ---------
               Gross profit                       38,884                -          27,874           (1,466)          65,292
                                               ---------        ---------       ---------        ---------        ---------
Operating expenses:
     Engineering                                   4,167                -           3,024                -            7,191
     Selling, general and administrative          24,699                -          16,066                -           40,765
     Amortization of other intangibles                 6                -               -                -                6
                                               ---------        ---------       ---------        ---------        ---------
                                                  28,872                -          19,090                -           47,962
                                               ---------        ---------       ---------        ---------        ---------
           Operating income (loss)                10,012                -           8,784           (1,466)          17,330

Interest expense                                  (8,170)             474            (537)               -           (8,233)
Other income (expense), net                          556                -            (416)               -              140
Equity in earnings of subsidiaries                 5,619            5,145               -          (10,764)               -
                                               ---------        ---------       ---------        ---------        ---------
Income (loss) before income taxes                  8,017            5,619           7,831          (12,230)           9,237
Provision for income taxes                         1,107                -           2,686                -            3,793
                                               ---------        ---------       ---------        ---------        ---------
           Net income (loss)                   $   6,910        $   5,619       $   5,145        $ (12,230)       $   5,444
                                               =========        =========       =========        =========        =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                 (IN THOUSANDS)

                                                ISSUER          GUARANTOR    NON - GUARANTORS   ELIMINATIONS     CONSOLIDATED
                                               ---------        ---------    ----------------   ------------     ------------
Net sales                                      $  86,593        $       -       $  72,180        $ (29,062)       $ 129,711
Cost of sales                                     54,729                -          49,094          (28,117)          75,706
                                               ---------        ---------       ---------        ---------        ---------
               Gross profit                       31,864                -          23,086             (945)          54,005
                                               ---------        ---------       ---------        ---------        ---------
Operating expenses:
     Engineering                                   4,910                -           2,267                -            7,177
     Selling, general and administrative          24,448                -          14,138                -           38,586
     Amortization of other intangibles                15                -               -                -               15
     Pension curtailment gain                     (2,414)               -               -                -           (2,414)
                                               ---------        ---------       ---------        ---------        ---------
                                                  26,959                -          16,405                -           43,364
                                               ---------        ---------       ---------        ---------        ---------
           Operating income (loss)                 4,905                -           6,681             (945)          10,641

Interest expense                                 (14,144)             179            (439)               -          (14,404)
Other income (expense), net                          357                -            (161)               -              196
Equity in earnings of subsidiaries                 4,395            4,216               -           (8,611)               -
                                               ---------        ---------       ---------        ---------        ---------
(Loss) income before income taxes                 (4,487)           4,395           6,081           (9,556)          (3,567)
Provision for income taxes                           284                -           1,865                -            2,149
                                               ---------        ---------       ---------        ---------        ---------
           Net (loss) income                   $  (4,771)       $   4,395       $   4,216        $  (9,556)       $  (5,716)
                                               =========        =========       =========        =========        =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                 (IN THOUSANDS)

                                                                                                  NON -
                                                                            ISSUER   GUARANTOR GUARANTORS ELIMINATIONS CONSOLIDATED
                                                                           --------  --------- ---------- ------------ ------------
OPERATING ACTIVITIES:
     Net income (loss)                                                     $  6,910  $  5,619  $  5,145     $(12,230)    $  5,444
     Adjustments to reconcile net income (loss) to
       cash flows from operations:
        Depreciation and amortization                                         1,992         -       986            -        2,978
        Amortization of finance charges and pay-in-kind interest charge         701         -         -            -          701
        Equity in earnings of subsidiaries                                   (5,619)   (5,145)        -       10,764            -
        Change in operating assets and liabilities                           (1,944)      (78)   (5,634)       1,451       (6,205)
        Change in long-term liabilities                                         270         -        70           15          355
        Other, net                                                              350         -       171            -          521
                                                                           --------  --------  --------     --------     --------
     Net cash provided by operating activities                                2,660       396       738            -        3,794
                                                                           --------  --------  --------     --------     --------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                              (2,290)        -    (1,028)           -       (3,318)
     Proceeds from disposition of assets                                          -         -         -            -            -
     Other                                                                      111         -         -            -          111
                                                                           --------  --------  --------     --------     --------
     Net cash used in investing activities                                   (2,179)        -    (1,028)           -       (3,207)
                                                                           --------  --------  --------     --------     --------

FINANCING ACTIVITIES:
     Borrowings under revolving lines of credit, net                              -         -     1,700            -        1,700
     Repayment of long-term debt                                               (106)        -      (112)           -         (218)
     Payment of deferred financing costs                                       (302)        -         -            -         (302)
     Dividend to parent                                                        (437)        -         -            -         (437)
     Change in intercompany receivable/payable                                  396      (396)        -            -            -
                                                                           --------  --------  --------     --------     --------
     Net cash (used in) provided by financing activities                       (449)     (396)    1,588            -          743
                                                                           --------  --------  --------     --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                      -         -        (3)           -           (3)
                                                                           --------  --------  --------     --------     --------

CASH AND CASH EQUIVALENTS:
     Net increase                                                                32         -     1,295            -        1,327
     Balance at beginning of period                                           1,699         -     4,999            -        6,698
                                                                           --------  --------  --------     --------     --------
     Balance at end of period                                              $  1,731  $      -  $  6,294     $      -     $  8,025
                                                                           --------  --------  --------     --------     --------
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
        Interest                                                           $  5,830  $      -  $    536     $      -     $  6,366
                                                                           ========  ========  ========     ========     ========
        Income taxes                                                       $    210  $      -  $  2,830     $      -     $  3,040
                                                                           ========  ========  ========     ========     ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                 (IN THOUSANDS)

                                                                                                NON -
                                                                          ISSUER   GUARANTOR  GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                                         --------  ---------  ----------  ------------  ------------
OPERATING ACTIVITIES:
     Net income (loss)                                                   $ (4,771)  $  4,395   $  4,216     $ (9,556)    $ (5,716)
     Adjustments to reconcile net income (loss) to
       cash flows from operations:
        Depreciation and amortization                                       2,228          -        973            -        3,201
        Amortization of finance charges and pay-in-kind interest           11,261          -          -            -       11,261
        Gain on disposition of assets                                        (120)         -         22            -          (98)
        Pension curtailment gain                                           (2,414)         -          -            -       (2,414)
        Equity in earnings of subsidiaries                                 (4,395)    (4,216)         -        8,611            -
        Change in operating assets and liabilities                           (537)    (1,095)    (6,529)         951       (7,210)
        Change in long-term liabilities                                       257          -        113         (320)          50
        Other, net                                                            499          -          6            -          505
                                                                         --------   --------   --------     --------     --------
     Net cash provided by (used in) operating activities                    2,008       (916)    (1,199)        (314)        (421)
                                                                         --------   --------   --------     --------     --------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                            (2,047)         -       (527)           -       (2,574)
     Proceeds from disposition of assets                                      764          -         28            -          792
     Other                                                                    111          -          -            -          111
                                                                         --------   --------   --------     --------     --------
     Net cash (used in) provided by investing activities                   (1,172)         -       (499)           -       (1,671)
                                                                         --------   --------   --------     --------     --------

FINANCING ACTIVITIES:
     Borrowings under revolving lines of credit, net                        5,620          -      2,540           (5)       8,155
     Repayment of long-term debt                                           (6,123)         -        (99)           5       (6,217)
     Change in intercompany receivable/payable                               (347)       916       (883)         314            -
                                                                         --------   --------   --------     --------     --------
     Net cash (used in) provided by financing activities                     (850)       916      1,558          314        1,938
                                                                         --------   --------   --------     --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                    -          -        126            -          126
                                                                         --------   --------   --------     --------     --------

CASH AND CASH EQUIVALENTS:
     Net decrease                                                             (14)         -        (14)           -          (28)
     Balance at beginning of period                                            60          -      3,314            -        3,374
                                                                         --------   --------   --------     --------     --------
     Balance at end of period                                            $     46   $      -   $  3,300     $      -     $  3,346
                                                                         ========   ========   ========     ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
        Interest                                                         $  2,501   $      -   $    444     $      -     $  2,945
                                                                         ========   ========   ========     ========     ========
        Income taxes                                                     $    225   $      -   $  3,859     $      -     $  4,084
                                                                         ========   ========   ========     ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this report, contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives and expectations, that are based on management's current opinions, beliefs, or expectations as to future results or future events and are made pursuant to the "safe harbor" provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any such forward-looking statements involve known and unknown risks and uncertainties and our actual results may differ materially from those forward-looking statements. While made in good faith based on information currently available to management, we cannot assure you that such opinions or expectations will be achieved or accomplished. We do not undertake to update, revise or correct any of the forward-looking information contained in this report. The following factors, in addition to those discussed elsewhere in this report, are representative of those factors that could affect our future results and could cause such results to differ materially from those expressed in such forward-looking statements: (i) the timely development and market acceptance of new products; (ii) the financial resources of competitors and the impact of competitive products and pricing;
(iii) changes in general and industry specific economic conditions on a national, regional or international basis; (iv) changes in laws and regulations, including changes in accounting standards; (v) the timing and success of the implementation of changes in our operations to effect cost savings; (vi) opportunities that may be presented to and pursued by us; (vii) our financial resources, including our ability to access external sources of capital; (viii) war; (ix) natural or manmade disasters (including material acts of terrorism or other hostilities that impact our markets) and (x) such risks and uncertainties as are detailed from time to time in our reports and filings with the Securities and Exchange Commission.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto contained elsewhere in this report.

OVERVIEW

COMPANY STRUCTURE

Telex Communications, Inc. (Telex or Successor), a Delaware corporation, is a wholly-owned subsidiary of Telex Communications Intermediate Holdings, LLC (Intermediate Holding Company). Intermediate Holding Company is a wholly-owned subsidiary of Telex Communications Holdings, Inc. (Old Telex or Predecessor). Telex and Intermediate Holding Company were formed in connection with the November 19, 2003 restructuring of Old Telex's debt obligations.

Immediately prior to the closing of the November 2003 debt restructuring, Old Telex transferred to Successor substantially all of Old Telex's assets and liabilities except, principally, its 13% Senior Subordinated Discount Notes due 2006, in exchange for Successor's common stock. Old Telex then contributed Successor's common stock to Intermediate Holding Company, a new limited liability company, in exchange for all of Intermediate Holding Company's membership interests. Successor became a wholly-owned subsidiary of Intermediate Holding Company and Intermediate Holding Company became a wholly-owned subsidiary of Old Telex. The subsidiaries of Old Telex became Successor's subsidiaries as part of the asset transfer. Upon the closing of the restructuring, Old Telex changed its name to Telex Communications Holdings, Inc. and Successor was renamed Telex Communications, Inc.

As a result of the debt restructuring, which was accounted for as being effective November 30, 2003 and the formation of a new entity, the consolidated financial statements for the three months and six months ended June 30, 2004 reflect the results of Telex while the consolidated financial statements for the three months and six months ended June 30, 2003 reflect the results of Old Telex.

DESCRIPTION OF BUSINESS

We are a leader in the design, manufacture and marketing of sophisticated audio and wireless communications equipment to commercial, professional and industrial customers. We provide high value-added communications products designed to meet the specific needs of customers in commercial, professional and industrial markets. We offer a comprehensive range of products worldwide for professional audio systems as well as for audio and wireless product markets, including wired and wireless microphones, wired and wireless intercom systems, mixing consoles, signal processors, amplifiers, loudspeaker systems, headphones and headsets, digital audio duplication products, antennas, land mobile communication systems and wireless assistive listening systems. Our products are used in airports, theaters, sports arenas, concert halls, cinemas, stadiums, convention centers, television and radio broadcast studios, houses of worship and other venues where music or speech is amplified or transmitted, and by professional entertainers, television and radio on-air talent, airline pilots and the hearing impaired in order to facilitate speech or communications.

We have two business segments: Professional Audio and Audio and Wireless Technology. Professional Audio consists of five product lines within the overall professional audio market, including: (i) permanently installed sound systems;
(ii) sound products used by professional musicians and sold principally through retail channels; (iii) sound products used in professional concerts, recording projects and radio and television broadcasts; (iv) broadcast communication products, including advanced digital matrix intercoms used by broadcasters (including all major television networks) to control production communications, intercoms, headsets and wireless communications systems used by professional, college and high school football teams and stadiums and other professional and high school sports teams; and (v) wired and wireless microphones used in the education, sports, broadcast, music and religious markets.

Audio and Wireless Technology targets six principal product markets including:
(i) digital audio duplication products for the religious, education and enterprise markets; (ii) military/aviation communication products for the military and aviation markets; (iii) wireless networking products serving the original equipment manufacturer, wireless internet service provider and medical telemetry markets; (iv) land mobile communication products for the public safety, military and industrial markets; (v) audio and wireless education products for classroom and computer based education markets; and (vi) teleconferencing products for the enterprise, education and government markets.

We maintain assets and/or operations in a number of foreign jurisdictions, the most significant of which are Germany, the United Kingdom, Japan, Singapore, and Hong Kong. In addition, we conduct business in local currency in many countries, the most significant of which are Germany, the United Kingdom, Japan, Hong Kong, Singapore, Canada, Australia and France. Exposure to

U.S. dollar/Euro and U.S. dollar/British pound exchange rate volatility is mitigated to some extent by our ability to source production needs with existing manufacturing capacity in Germany and Great Britain, and the exposure to the U.S. dollar/Japanese yen exchange rate volatility is to some extent mitigated by sourcing products denominated in yen from Japan or through contractual provisions in sales agreements with certain customers. Nevertheless, we have a direct and continuing exposure to both positive and negative foreign currency movements.

We report foreign exchange gains or losses on transactions as part of other (income) expense. Gains and losses on translation of foreign currency denominated balance sheets are classified as currency translation adjustments and are included in "accumulated other comprehensive loss" as part of shareholder's deficit.

CRITICAL ACCOUNTING POLICIES

There has been no material change in our Critical Accounting Policies as disclosed in our Registration Statement on Form S-4, as amended.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information regarding certain items in our condensed consolidated statements of operations, in thousands:

                                     Successor        Predecessor                  Successor         Predecessor
                                    ------------      -------------               -------------      ------------
                                                   Three months ended                              Six months ended
                                    ------------   ----------------------------   -------------   ----------------------------
                                      June 30,          June 30,          %         June 30,           June 30,         %
                                       2004               2003         Change         2004              2003         Change
                                    ------------      -------------   ---------   -------------      ------------   ----------
Net sales:
    Professional Audio              $     64,234      $      53,369      20.4%    $     117,991      $    100,486      17.4%
    Audio and Wireless Technology         13,495             15,467     -12.7%           27,004            29,225      -7.6%
                                    ------------      -------------      ----     -------------      ------------      ----

    Total net sales                       77,729             68,836      12.9%          144,995           129,711      11.8%
                                    ------------      -------------      ----     -------------      ------------      ----

Total gross profit                        35,606             28,593                      65,292            54,005
        % of sales                          45.8%              41.5%                       45.0%             41.6%

Operating profit                    $     10,469      $       7,423               $      17,330      $     10,641
                                    ============      =============               =============      ============

Net income (loss)                   $      4,248      $        (995)              $       5,444      $     (5,716)
                                    ============      =============               =============      ============

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003

Net sales. Net sales increased $8.9 million, or 12.9%, from $68.8 million for the three months ended June 30, 2003 to $77.7 million for the three months ended June 30, 2004. Our net sales increased over the levels in the second quarter of 2003 and the first quarter of 2004 as we experienced higher sales in all of our geographic marketplaces. Net sales in the Professional Audio segment increased substantially for the three months ended June 30, 2004 compared to the corresponding period in 2003 because of sales associated with new products introduced in 2004 and stronger customer purchasing activity. Sales in the Audio and Wireless Technology segment declined principally due to lower sales of our digital duplication products.

Our six-month net sales increased $15.3 million, or 11.8%, from $129.7 million for the six months ended June 30, 2003 to $145.0 million for the six months ended June 30, 2004. Approximately $5.7 million, or 4.4%, of the increase resulted from stronger foreign currencies in 2004 compared to the U.S. dollar. Net sales in the Professional Audio segment increased significantly while our Audio and Wireless Technology product sales declined, principally from lower sales of digital duplication products.

Net sales in the Professional Audio segment increased $10.8 million, or 20.4%, from $53.4 million for the three months ended June 30, 2003 to $64.2 million for the three months ended June 30, 2004. We generated increased net sales in all of our geographic marketplaces as sales of new products introduced in the first quarter of 2004 continued to generate strong customer orders and higher sales. Sales of several products continue at the high levels of the fourth quarter of 2003 and first quarter of 2004 as customers continue to make purchases to upgrade their equipment. Six-month net sales increased $17.5 million, or 17.4%, from $100.5 million for the six months ended June 30, 2003 to $118.0 for the six months ended June 30, 2004. Net sales increases for the six months of 2004 were achieved in all geographic regions and sales were strong in our intercom, consoles and speaker product areas.

Net sales in the Audio and Wireless Technology segment decreased $2.0 million, or 12.7%, from $15.5 million for the three months ended June 30, 2003 to $13.5 million for the three months ended June 30, 2004. The decrease in net sales is attributed primarily to lower sales of our duplication products. Six-month net sales decreased $2.2 million, or 7.6%, from $29.2 million for the six months ended June 30, 2003 to $27.0 million for the six months ended June 30, 2004. The decrease for the six months of 2004 compared to the six months of 2003 is primarily from lower duplication product sales offset somewhat by higher sales of products to the aviation marketplace and to governmental agencies as they are upgrading their communications equipment.

Gross profit. Gross profit increased $7.0 million, or 24.5%, from $28.6 million for the three months ended June 30, 2003 to $35.6 million for the three months ended June 30, 2004. Gross profit increased $11.3 million, or 20.9%, from $54.0 million for the six months ended June 30, 2003 to $65.3 million for the six months ended June 30, 2004. The gross margin rate increased to 45.8% for the three months ended June 30, 2004 compared to a gross margin rate of 41.5% for the three months ended June 30, 2003 and the gross margin rate increased to 45.0% for the six months ended June 30, 2004 compared to a gross margin rate of 41.6% for the six months ended June 30, 2003. Included in the three and six-month periods ended June 30, 2003 are impairment charges for inventories and fixed assets, totaling $1.6 million, associated with exiting the computer audio product line. Excluding these charges, the gross margin rate would be 43.9% and 42.9% for the three and six-month periods ended June 30, 2003, respectively. The increase in the gross margin rate for 2004 from the corresponding periods in 2003 is attributed primarily to increased volumes, sales of higher margin products and improved manufacturing efficiencies.

The gross margin rate for the Professional Audio segment increased from 44.7% for the three months ended June 30, 2003 to 46.8% for the three months ended June 30, 2004. The gross margin rate increased from 43.6% for the six months ended June 30, 2003 to 45.7% for the six months ended June 30, 2004. The increase in the gross margin rate for 2004 from the corresponding periods in 2003 is attributed primarily to the increased volumes, sales of high-margin products and continued manufacturing efficiencies.

The gross margin rate for the Audio and Wireless Technology segment increased from 30.5% for the three months ended June 30, 2003 to 41.1% for the three months ended June 30, 2004. The gross margin rate increased from 35.0% for the six months ended June 30, 2003 to 42.1% for the six months ended June 30, 2004. The gross margin rate, excluding the impairment charges discussed previously, was 41.1% and 40.6% for the three and six-month periods ended June 30, 2003, respectively. The increase in the gross margin rate for 2004 from the corresponding six month period in 2003 is attributed primarily to increased sales of high-margin products.

Engineering. Engineering expenses increased $0.1 million, or 3.5%, from $3.6 million for the three months ended June 30, 2003 to $3.7 million for the three months ended June 30, 2004. Engineering expenses were flat at $7.2 million for the six month periods ended June 30, 2004 and 2003. We continue to invest in new product development across all of our business segments and recently have focused more effort in our Professional Audio segment.

Selling, general and administrative. Selling, general and administrative expenses increased $1.4 million, or 7.1%, from $20.0 million for the three months ended June 30, 2003 to $21.4 million for the three months ended June 30, 2004. Selling, general and administrative expenses increased $2.2 million, or 5.6%, from $38.6 million for the six months ended June 30, 2003 to $40.8 million for the six months ended June 30, 2004. The increase in expenses in 2004 is attributed mainly to stronger foreign currencies compared to the U.S. dollar. We expect these expenses, primarily selling and marketing expenses, to decline slightly in the second half of 2004, based on scheduled trade shows for the markets we serve.

Pension curtailment gain. We recorded a pension curtailment gain of $2.4 million in the three months ended June 30, 2003 resulting from our decision to freeze future pension plan benefits effective June 30, 2003. This decision by Telex resulted in recognition of previously unrecognized prior service costs in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88).

Interest expense. Interest expense decreased $3.3 million from $7.4 million for the three months ended June 30, 2003 to $4.1 million for the three months ended June 30, 2004. Our interest expense decreased $6.2 million from $14.4 million for the six months ended June 30, 2003 to $8.2 million for the six months ended June 30, 2004. Interest expense for both 2004 periods compared to the corresponding 2003 periods decreased because of the November 2003 debt restructuring that resulted in Telex having lower outstanding indebtedness compared to Old Telex.

Other income, net. Other income of $0.2 million for the three months ended June 30, 2004 is principally from the amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the 2002 sale of our hearing instrument product lines and earnings in our joint venture offset by foreign currency losses. Other income of $0.1 million for the three months ended June 30, 2003 is principally from the gain on the sale of an idle facility. For the six months ended June 30, 2004 other income of $0.1 million is principally from the amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the 2002 sale of the hearing instrument product lines. Amortization of the deferred revenue items will be substantially completed in 2004. For the six months ended June 30, 2003, other income of $0.2 million is principally from the gain on the sale of production assets related to a shutdown of certain manufacturing facilities in 2002 and from the amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the 2002 sale of our hearing instrument product lines.

Income taxes. Income taxes in 2004 were $2.3 million and $3.8 million for the three and six months ended June 30, 2004, respectively. The effective tax rate was 35.3% and 41.1% for the three and six months ended June 30, 2004, respectively. The six-month rate includes a $0.4 million expense recognized for additional taxes due in Germany related to an audit of 2002. Income taxes in 2003 were $1.2 million and $2.1 million for the three and six months ended June 30, 2003, respectively. Our effective tax rate for the three and six month periods in 2003 is not meaningful because a tax benefit has not been recorded on the pretax loss in the United States. The tax provision recorded relates only to the countries in which we were profitable. The income tax expense increase for the 2004 six-month period compared to the 2003 six-month period is due to increased foreign taxable income in Japan and the United Kingdom as well as the realization of taxable income in the U.S. Our tax provision in the U.S. for 2004 is calculated on a separate company basis under a tax sharing agreement with Old Telex.

As of June 30, 2004, we have a reserve of $3.9 million included in income taxes payable for tax liability, penalties, and accrued interest (as of the settlement date) related to a dispute for taxable years 1990 through 1995. We have agreed with the Internal Revenue Service on the final amount of the tax liability to be paid and have been making monthly payments.

We have a net deferred tax asset of $9.7 million and have established a deferred tax valuation allowance of $9.4 million due to the uncertainty of the realization of future tax benefits. The valuation allowance relates primarily to the U.S. deferred tax asset as our realization of the future tax benefits in the U.S. remains uncertain at June 30, 2004. We have considered this factor in reaching our conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had cash and cash equivalents of $8.0 million compared to $6.7 million at December 31, 2003.

Our principal source of funds for the six months ended June 30, 2004 consisted of $3.8 million of cash provided by operating activities. Our principal use of funds was for capital expenditures of $3.3 million. Our principal source of funds for the six months ended June 30, 2003 was $1.9 million of cash provided by financing activities and $0.8 million of cash proceeds from the sale of an idle manufacturing facility. Our principal uses of funds for the six months ended June 30, 2003 were $2.6 million for capital expenditures and $0.4 million for operating activities.

Our investing activities consist mainly of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes, update information systems and improve efficiency. We anticipate our capital expenditures for 2004 will be in the range of $7.0 to $8.0 million.

Our accounts receivable balance of $51.5 million as of June 30, 2004 increased $4.0 million from $47.5 million at December 31, 2003. The increase is mainly attributable to higher sales levels achieved in the second quarter of 2004, as compared to the fourth quarter of 2003. We are not aware of any significant credit risks at June 30, 2004 that could impact future cash receipts from customers.

Our inventories of $52.8 million as of June 30, 2004 increased $6.8 million from $46.0 million at December 31, 2003. Of this increase $4.6 million was in raw materials. Our inventories increased in the six months as we built additional inventories to meet the current demand for new products and to augment our lower German production levels that occur in the third quarter. We expect to reduce our investment in inventories in the future as we make further progress on our lean manufacturing processes and make to order concepts.

Our consolidated indebtedness increased $1.4 million from $126.9 million at December 31, 2003 to $128.3 million at June 30, 2004. The increase is attributed mainly to $1.6 million borrowed in Germany under a foreign working capital line. Our debt consists of $125.0 million of 11 1/2% Senior Secured Notes due October 2008, $1.7 million of other debt in the U.S. and Germany and $1.6 million borrowed on the German foreign working capital line.

We rely mainly on internally generated funds and, to the extent necessary, borrowings under the U.S. revolving credit facility and foreign working capital lines to meet our liquidity needs. Our liquidity needs arise primarily from interest payments, working capital needs and capital expenditure requirements.

Our current credit facilities include a U.S. $15.0 million senior secured credit facility entered into November 19, 2003 (expiring July 12, 2008), subject to certain borrowing base limitations. The credit facility is secured by substantially all of our and our domestic subsidiaries' current and future assets. In addition, we have foreign working capital lines (with on demand repayment provisions), subject to certain limitations, of $11.6 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

At June 30, 2004 we had $1.6 million of borrowings under our Germany foreign working capital line and no borrowings outstanding under our U.S. credit facility. The net availability under our lines, after deduction for open letters of credit and borrowing base limitations, was $24.4 million. The effective annual interest rate under these facilities for amounts borrowed during the six months ended June 30, 2004 was 7.04%.

As of June 30, 2004 we made employer contributions to the pension plan of approximately $0.3 million and we will be making additional employer contributions totaling approximately $0.2 million during the next 12 months for the 2003 plan year. There are no required contributions for the 2004 plan year.

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

EXCHANGE RATE SENSITIVITY ANALYSIS

We enter into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. During the six months ended June 30, 2004, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in our statements of operations.

At June 30, 2004, we had outstanding forward exchange contracts with an aggregate notional amount of $14.5 million and a weighted remaining maturity of 19 days.

At June 30, 2004, the difference between the fair value of all outstanding contracts, estimated by determining the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $1.5 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be substantially offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact our earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact our future earnings and cash flows, assuming other factors are held constant.

At June 30, 2004, we had fixed rate debt of $125.8 million and an interest-free loan of $0.9 million. Holding all other variables constant, such as foreign exchange rates and debt levels, a one-percentage point decrease in interest rates would increase the unrealized fair market value of this debt by approximately $4.3 million.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Telex's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of June 30, 2004. Based on that evaluation, our management, including the CEO and CFO, concluded (i) that our disclosure controls and procedures were effective as of the end of the period to ensure that the information that we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (ii) that the information that is required to be reported is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect Telex's internal controls.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      10.1 Subscription Agreement, dated March 2, 2004 between Telex Communications Holdings, Inc. and Kathleen Curran.

      10.2 Subscription Agreement, dated March 2, 2004 between Telex Communications Holdings, Inc. and Gregory W. Richter.

      10.3 Subscription Agreement, dated March 2, 2004, between Telex Communications Holdings, Inc. and Mathias Stieler von Heydekampf.

      31.1 Certification of Telex's Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

      31.2 Certification of Telex's Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

      32.1 Certification of Telex's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     None.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                 TELEX COMMUNICATIONS, INC.

Dated:   August 10, 2004         By: /s/ Raymond V. Malpocher
                                     ------------------------------------
                                     Raymond V. Malpocher
                                     President and Chief Executive Officer

                                 TELEX COMMUNICATIONS, INC.

Dated: August 10, 2004           By: /s/ Gregory W. Richter
                                     -----------------------------------
                                     Gregory W. Richter
                                     Vice President and Chief Financial Officer

                           TELEX COMMUNICATIONS, INC.
                                    FORM 10-Q
                                  EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION OF DOCUMENT
 10.1        Subscription Agreement, dated March 2, 2004, between Telex
             Communications Holdings, Inc. and Kathleen Curran.

 10.2        Subscription Agreement, dated March 2, 2004 between Telex
             Communications Holdings, Inc. and Gregory W. Richter.

 10.3        Subscription Agreement, dated March 2, 2004, between Telex
             Communications Holdings, Inc. and Mathias Stieler von Heydekampf.

 31.1        Certification of Telex's Chief Executive Officer pursuant to Rule
             13a-14(a) under the Securities Exchange Act of 1934, as amended.

 31.2        Certification of Telex's Chief Financial Officer pursuant to Rule
             13a-14(a) under the Securities Exchange Act of 1934, as amended.

 32.1        Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.