Form 10-Q
period 2004-09-30
TELEX COMMUNICATIONS INC
filed 2004-11-03
CIK 857668

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

For the quarterly period ended September 30, 2004       Commission File No. 333-112819

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

                                ----------------

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

AS OF NOVEMBER 3, 2004, TELEX COMMUNICATIONS, INC. HAD OUTSTANDING 500 SHARES OF COMMON STOCK, $0.01 PAR VALUE.

                        THIS DOCUMENT CONTAINS 29 PAGES.

================================================================================

                        PART I. --- FINANCIAL INFORMATION

                                                                                                Page(s)
Item 1.  Financial Statements
Included herein is the following unaudited financial information:
Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31,
2003                                                                                               3
Condensed Consolidated Statements of Operations for the three and nine
month periods ended September 30, 2004 and 2003                                                    4
Condensed Consolidated Statements of Cash Flows for the nine month periods ended
September 30, 2004 and 2003                                                                        5
Notes to Condensed Consolidated Financial Statements                                               6-17
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     18-24
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                25
Item 4.  Controls and Procedures                                                                   26

                         PART II. --- OTHER INFORMATION

                                                                                                Page(s)
Item 6. Exhibits and Reports on Form 8-K                                                           27
Signatures                                                                                         28
Exhibit Index                                                                                      29

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           TELEX COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                       2004            2003
                                                                       ----            ----
                                                                    (UNAUDITED)     (SEE NOTE)
                                     ASSETS
Current assets:
      Cash and cash equivalents                                      $  13,400       $   6,698
      Accounts receivable, net                                          51,966          47,455
      Inventories                                                       53,788          45,967
      Other current assets                                               6,019           7,437
                                                                     ---------       ---------
           Total current assets                                        125,173         107,557
Property, plant and equipment, net                                      30,685          29,951
Deferred financing costs, net                                            5,690           6,368
Goodwill, net                                                           23,342          23,353
Other assets                                                             2,932           2,981
                                                                     ---------       ---------
                                                                     $ 187,822       $ 170,210
                                                                     =========       =========
                 LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
      Current maturities of long-term debt                           $     453       $     446
      Accounts payable                                                  18,200          12,879
      Accrued wages and benefits                                        11,247          10,384
      Other accrued liabilities                                         15,943          11,557
      Income taxes payable                                               5,406           9,046
                                                                     ---------       ---------
           Total current liabilities                                    51,249          44,312

Long-term debt, net                                                    126,135         126,413
Other long-term liabilities                                              8,944           7,474
                                                                     ---------       ---------
           Total liabilities                                           186,328         178,199
                                                                     ---------       ---------
Shareholder's equity (deficit):
      Common stock and capital in excess of par                        143,029         143,029
      Accumulated other comprehensive loss                              (3,270)         (3,260)
      Accumulated deficit                                             (138,265)       (147,758)
                                                                     ---------       ---------
           Total shareholder's equity (deficit)                          1,494          (7,989)
                                                                     ---------       ---------
                                                                     $ 187,822       $ 170,210
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

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                              SUCCESSOR      PREDECESSOR      SUCCESSOR      PREDECESSOR
                                            -------------   -------------   -------------   -------------
                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2004            2003            2004           2003
                                            -------------   -------------   -------------   -------------
Net sales                                     $  77,374       $  69,587       $ 222,369       $ 199,298
Cost of sales                                    41,585          39,837         121,288         115,543
                                              ---------       ---------       ---------       ---------
                  Gross profit                   35,789          29,750         101,081          83,755
                                              ---------       ---------       ---------       ---------
Operating expenses:
     Engineering                                  4,200           3,374          11,391          10,551
     Selling, general and administrative         20,511          17,547          61,282          56,148
     Pension curtailment gain                         -               -               -          (2,414)
                                              ---------       ---------       ---------       ---------
                                                 24,711          20,921          72,673          64,285
                                              ---------       ---------       ---------       ---------
                  Operating income               11,078           8,829          28,408          19,470

Interest expense                                 (4,200)         (7,748)        (12,433)        (22,152)
Other income, net                                   284             327             424             523
                                              ---------       ---------       ---------       ---------
Income (loss) before income taxes                 7,162           1,408          16,399          (2,159)
Provision for income taxes                        2,633             885           6,426           3,034
                                              ---------       ---------       ---------       ---------
                  Net income (loss)           $   4,529       $     523       $   9,973       $  (5,193)
                                              =========       =========       =========       =========

            See notes to condensed consolidated financial statements.

                           TELEX COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                     SUCCESSOR     PREDECESSOR
                                                                                   -------------  -------------
                                                                                        NINE MONTHS ENDED
                                                                                   ----------------------------
                                                                                   SEPTEMBER 30,  SEPTEMBER 30,
                                                                                       2004           2003
                                                                                   -------------  -------------
OPERATING ACTIVITIES:
      Net income (loss)                                                              $  9,973       $ (5,193)
      Adjustments to reconcile net income (loss) to cash flows from operations:
           Depreciation and amortization                                                4,527          4,646
           Amortization of finance charges and pay-in-kind interest charge              1,067         17,470
           Gain on disposition of assets                                                 (269)          (319)
           Pension curtailment gain                                                         -         (2,414)
           Change in operating assets and liabilities                                  (6,587)        (3,963)
           Change in long-term liabilities                                              1,352            (57)
           Other, net                                                                     613            660
                                                                                     --------       --------
      Net cash provided by operating activities                                        10,676         10,830
                                                                                     --------       --------
INVESTING ACTIVITIES:
      Additions to property, plant and equipment                                       (5,310)        (4,375)
      Proceeds from disposition of assets                                               2,338          1,158
      Other                                                                               166            166
                                                                                     --------       --------
      Net cash used in investing activities                                            (2,806)        (3,051)
                                                                                     --------       --------
FINANCING ACTIVITIES:
      Borrowings under revolving lines of credit, net                                       -          1,118
      Repayment of long-term debt                                                        (328)        (9,007)
      Payment of deferred financing costs                                                (317)             -
      Dividend to parent                                                                 (480)             -
                                                                                     --------       --------
      Net cash used in financing activities                                            (1,125)        (7,889)
                                                                                     --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                              (43)           203
                                                                                     --------       --------
CASH AND CASH EQUIVALENTS:
      Net increase                                                                      6,702             93
      Balance at beginning of period                                                    6,698          3,374
                                                                                     --------       --------
      Balance at end of period                                                       $ 13,400       $  3,467
                                                                                     ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
         Interest                                                                    $  6,648       $  4,339
                                                                                     ========       ========
         Income taxes                                                                $  4,954       $  5,065
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

      As a result of the debt restructuring, which was accounted for as being effective November 30, 2003 and the formation of a new entity, the consolidated financial statements for the three and nine months September 30, 2004 reflect the results of Telex while the consolidated financial statements for the three and nine months ended September 30, 2003 reflect the results of Old Telex. The consolidated balance sheets as of September 30, 2004 and December 31, 2003 reflect the results of Telex.

2.    Inventories

      Inventories consist of the following (in thousands):

                         September 30,    December 31,
                             2004            2003
                             ----            ----
Raw materials               $22,765        $18,941
Work in process               8,548          6,150
Finished products            22,475         20,876
                            -------        -------
                            $53,788        $45,967
                            =======        =======

3.    Goodwill

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS
      142). The Company has certain amounts of goodwill denominated in foreign currencies that fluctuate with movement of exchange rates.

      The following table presents the changes in carrying value of goodwill by business segment as of September 30, 2004 (in thousands):

                                                            Audio and Wireless
                                      Professional Audio       Technology            Total
                                      ------------------       ----------            -----
Balance as of December 31, 2003           $ 17,263              $  6,090            $ 23,353
Foreign currency translation                   (11)                    -                 (11)
                                          --------              --------            --------
Balance as of September 30, 2004          $ 17,252              $  6,090            $ 23,342
                                          ========              ========            ========

4.    Debt

      Long-term debt consists of the following (in thousands):

                                           September 30,       December 31,
                                              2004                2003
                                              ----                ----
Senior Secured Notes                        $ 125,000           $ 125,000
Other debt                                      1,588               1,859
                                            ---------           ---------
                                              126,588             126,859
Less - current portion                           (453)               (446)
                                            ---------           ---------
              Total long-term debt          $ 126,135           $ 126,413
                                            =========           =========

5.    Income Taxes

      Consistent with the provisions of APB 28, "Interim Financial Reporting," the Company has provided an income tax provision based on its best estimate of the consolidated effective tax rate applicable for the entire year. Based on those estimates, the Company provided an income tax provision at a consolidated effective rate of 36.8% and 39.2% for the three and nine months ended September 30, 2004, respectively. In the nine-month period ended September 30, 2003, Old Telex generated a pretax loss in the United States, thus the income tax provision does not provide for a meaningful comparison. The Company recorded an income tax provision of $2.6 million and $6.4 million on pre-tax income of $7.2 million and $16.4 million for the three months and nine months ended September 30, 2004, respectively. The Company recorded an income tax provision of $0.9 million and $3.0 million on pre-tax income of $1.4 million and a pre-tax loss of $2.2 million for the three months and nine months ended September 30, 2003.

      The tax provision in the U.S. for 2004 is calculated on a separate company basis under a tax sharing agreement with Old Telex. The Company has recorded a payable of $2.7 million to Old Telex based on the tax benefit utilized by Telex. The company files its U.S. tax return on a consolidated basis with Old Telex. Each foreign subsidiary files its tax return in its respective foreign country.

6.    Pension and Postretirement Benefits

      The Company has one noncontributory defined benefit cash balance pension plan. Through June 30, 2003, each active participant's account received a benefit credit each year based on the participant's age, vesting service, and total remuneration covered by the pension plan, consisting of base salary, commission, overtime and bonuses paid to the participant. Effective June 30, 2003, the Company made a decision to freeze future pension plan benefits. Plan participants will continue to receive interest credits but will no longer receive a benefit credit based on the participant's age, vesting service, and total remuneration.

      The following table presents the net periodic benefit cost (income) for each period (in thousands):

                                                       Successor             Predecessor             Successor           Predecessor
                                                       ---------             -----------             ---------           -----------
                                                       Three months ended September 30,              Nine months ended September 30,
                                                       ---------------------------------             -------------------------------
                                                         2004                     2003                 2004                 2003
                                                       ---------                --------             ---------           -----------
Components of net periodic benefit cost (income):
Service cost                                            $     -                $   121                 $     -             $   363
Interest cost                                               334                    354                   1,003               1,062
Expected return on plan assets                             (456)                  (462)                 (1,368)             (1,386)
Amortization of prior service cost                            -                    (43)                                       (129)
Pension curtailment gain                                                                                                    (2,414)
                                                        -------                -------                 -------             -------
       Net periodic benefit cost (income)               $  (122)               $   (30)                $  (365)            $(2,504)
                                                        =======                =======                 =======             =======

      The Company made employer contributions of $0.5 million through September 30, 2004 with no additional funding required in the remainder of 2004.

      The Company provided health and life insurance benefits to a limited number of employees of its U.S. operations upon retirement. The benefits for a substantial portion of these employees were curtailed as of June 30, 2003, thereby reducing the expense to a minimal amount for 2004. The Company recorded net periodic benefit income of $34,000 in the three months ended September 30, 2003 and net periodic benefit income of $325,000 for the nine months ended September 30, 2003. The 2003 nine-month period includes a $339,000 curtailment gain recognized for the implemented benefit curtailment.

7.    Related-Party Transactions

      In 2000, the Company relocated its corporate headquarters to a facility leased from DRF 12000 Portland LLC (the LLC), an entity in which the Company has a 50% interest. The Company contributed cash of $0.6 million to the LLC and the investment is accounted for under the equity method. The Company's allocable share of the LLC income is included as a component of other income in the condensed consolidated statements of operations. The LLC financed the purchase of the facility with a mortgage secured by the facility. At September 30, 2004, the remaining balance on the mortgage was $6.6 million. The annual lease payments to the LLC are $1.1 million for years one to five and $1.2 million for years six to ten. The lease commenced in June 2000. The Company may renew the lease at the end of the initial lease term for three renewal terms of five years each. The lease has been classified as an operating lease and the Company records the lease payments as rent expense. The Company's exposure to loss associated with the LLC is its investment in the LLC, which totaled $0.8 million at September 30, 2004. The investment in the LLC is included in the condensed consolidated balance sheets as a component of other assets.

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

8.    Comprehensive Loss

      Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive net loss represents net income or loss adjusted for foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive loss is as follows (in thousands):

                                                     Successor           Predecessor         Successor          Predecessor
                                                     ---------          -------------       -----------        ------------
                                                     Three months ended September 30,       Nine months ended September 30,
                                                     --------------------------------       -------------------------------
                                                       2004                 2003               2004                2003
                                                     ---------          -------------       -----------        ------------
Net income (loss)                                     $ 4,529              $  5239            $  9,9733            $(5,193)
Other comprehensive income:
   Foreign currency translation adjustment                467                  781                  (10)             3,088
   Minimum pension liability                                -                    -                    -             (5,078)
                                                      -------              -------            ---------            -------
Comprehensive income (loss)                           $ 4,996              $ 1,304            $   9,963            $(7,183)
                                                      =======              =======            =========            =======

      The components of accumulated other comprehensive loss are as follows (in thousands):

                                                              September 30,       December 31,
                                                                 2004                 2003
                                                                 ----                 ----
Foreign currency translation                                    $  3,155           $   3,165
Minimum pension liability                                         (6,425)             (6,425)
                                                                --------           ---------
                                                                $ (3,270)          $  (3,260)
                                                                ========           =========

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

      The following tables provide information by business segment and geographic region for the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                         Successor         Predecessor          Successor          Predecessor
                                       -------------      -------------       -------------       -------------
                                              Three months ended                      Nine months ended
                                       --------------------------------       ---------------------------------
                                       September 30,      September 30,       September 30,       September 30,
                                           2004               2003                2004                2003
                                       -------------      -------------       -------------       -------------
Net sales
  Professional Audio                     $  62,815          $  54,749           $ 180,806           $ 155,235
  Audio and Wireless Technology             14,559             14,838              41,563              44,063
                                         ---------          ---------           ---------           ---------
                                         $  77,374          $  69,587           $ 222,369           $ 199,298
                                         =========          =========           =========           =========
Operating income (loss)
  Professional Audio                     $   8,102          $   7,103           $  21,715           $  16,721
  Audio and Wireless Technology              2,871              2,355               7,083               3,711
  Corporate                                    105               (629)               (390)               (962)
                                         ---------          ---------           ---------           ---------
                                         $  11,078          $   8,829           $  28,408           $  19,470
                                         =========          =========           =========           =========
Depreciation expense
  Professional Audio                     $   1,273          $   1,184           $   3,658           $   3,815
  Audio and Wireless Technology                 85                 85                 265                 315
  Corporate                                    188                173                 595                 498
                                         ---------          ---------           ---------           ---------
                                         $   1,546          $   1,442           $   4,518           $   4,628
                                         =========          =========           =========           =========
Capital expenditures
  Professional Audio                     $   1,233          $     920           $   3,533           $   2,119
  Audio and Wireless Technology                232                196                 652                 420
  Corporate                                    527                685               1,125               1,836
                                         ---------          ---------           ---------           ---------
                                         $   1,992          $   1,801           $   5,310           $   4,375
                                         =========          =========           =========           =========
Total assets
  Professional Audio                                                            $ 135,705           $ 121,129
  Audio and Wireless Technology                                                    36,516              36,895
  Corporate                                                                        15,601               6,380
                                                                                ---------           ---------
                                                                                $ 187,822           $ 164,404
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

      The Company's net sales into each of its principal geographic regions were as follows (in thousands):

                                     Three months ended                  Nine months ended
                               ------------------------------      -------------------------------
                               September 30,    September 30,      September 30,     September 30,
                                   2004              2003               2004              2003
                               -------------    -------------      -------------     -------------
United States                    $ 40,018          $ 35,209          $112,261          $101,265
Europe                             21,564            19,201            62,854            56,602
Asia                               10,128             9,731            30,334            25,179
Other foreign countries             5,664             5,446            16,920            16,252
                                 --------          --------          --------          --------
                                 $ 77,374          $ 69,587          $222,369          $199,298
                                 ========          ========          ========          ========

      It is not practical for the Company to disclose revenue by product or service grouping for financial reporting purposes as the Company's systems do not reliably compile this information.

      Long-lived assets of the Company's U.S. and International operations were as follows (in thousands):

                                                September 30, 2004           December 31, 2003
                                                -------------------          -----------------
United States                                      $        50,045              $      50,262
International                                               12,604                     12,391
                                                   ----------------             -------------
                                                   $        62,649              $      62,653
                                                   ================             =============

10.   Guarantor Subsidiary

      In connection with the November 2003 debt restructuring, our wholly-owned domestic subsidiary (Guarantor) guarantees the $125.0 million of our 11 -1/2% senior secured notes on a full, unconditional and joint and several basis.

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

      The following tables present condensed consolidating balance sheets as of September 30, 2004 and December 31, 2003, condensed consolidating statements of operations for the three and nine-month periods ended September 30, 2004 and 2003 and condensed consolidating statements of cash flows for the nine months ended September 30, 2004 and 2003:


                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2004
                                 (IN THOUSANDS)

                                                     ISSUER        GUARANTOR    NON - GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                                     ------        ---------    ----------------      ------------    ------------
ASSETS
Current assets:
      Cash and cash equivalents                     $   5,331      $     200         $   7,869          $       -       $  13,400
      Accounts receivable, net                         24,918              -            27,048                  -          51,966
      Inventories                                      24,051              -            34,755             (5,018)         53,788
      Other current assets                              1,837         32,690            14,836            (43,344)          6,019
                                                    ---------      ---------         ---------          ---------       ---------
           Total current assets                        56,137         32,890            84,508            (48,362)        125,173

Property, plant and equipment, net                     20,914              -             9,771                  -          30,685
Deferred financing costs, net                           5,690              -                 -                  -           5,690
Goodwill, net                                          22,105              -             1,237                  -          23,342
Other assets                                            1,339              -             1,600                 (7)          2,932
Investment in subsidiaries                             81,540         48,664                 -           (130,204)              -
                                                    ---------      ---------         ---------          ---------       ---------
                                                    $ 187,725      $  81,554         $  97,116          $(178,573)      $ 187,822
                                                    =========      =========         =========          =========       =========

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
      Current maturities of long-term debt          $     212      $       -         $     241          $       -       $     453
      Accounts payable                                  9,956              -             8,244                  -          18,200
      Accrued wages and benefits                        5,316              -             5,931                  -          11,247
      Other accrued liabilities                        27,795              -            31,589            (43,441)         15,943
      Income taxes payable                              4,902              -               504                  -           5,406
                                                    ---------      ---------         ---------          ---------       ---------
           Total current liabilities                   48,181              -            46,509            (43,441)         51,249

Long-term debt, net                                   125,656              -               479                  -         126,135
Other long-term liabilities                             7,466             14             1,464                  -           8,944
                                                    ---------      ---------         ---------          ---------       ---------
           Total liabilities                          181,303             14            48,452            (43,441)        186,328
                                                    ---------      ---------         ---------          ---------       ---------
Shareholder's equity (deficit)                          6,422         81,540            48,664           (135,132)          1,494
                                                    ---------      ---------         ---------          ---------       ---------
                                                    $ 187,725      $  81,554         $  97,116          $(178,573)      $ 187,822
                                                    =========      =========         =========          =========       =========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                                   ISSUER           GUARANTOR     NON - GUARANTORS   ELIMINATIONS      CONSOLIDATED
                                                   ------           ---------     ----------------   ------------      ------------
ASSETS
Current assets:
      Cash and cash equivalents                   $   1,699         $       -        $   4,999         $       -         $   6,698
      Accounts receivable, net                       22,194                 -           25,261                 -            47,455
      Inventories                                    21,323                 -           28,224            (3,580)           45,967
      Other current assets                            2,138            29,784           10,832           (35,317)            7,437
                                                  ---------         ---------        ---------         ---------         ---------
           Total current assets                      47,354            29,784           69,316           (38,897)          107,557
Property, plant and equipment, net                   20,173                 -            9,778                 -            29,951
Deferred financing costs, net                         6,368                 -                -                 -             6,368
Goodwill, net                                        22,105                 -            1,248                 -            23,353
Other assets                                          1,620                 -            1,370                (9)            2,981
Investment in subsidiaries                           73,120            43,336                -          (116,456)                -
                                                  ---------         ---------        ---------         ---------         ---------
                                                  $ 170,740         $  73,120        $  81,712         $(155,362)        $ 170,210
                                                  =========         =========        =========         =========         =========

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
      Current maturities of long-term debt        $     212         $       -        $     234         $       -         $     446
      Accounts payable                                8,986                 -            3,893                 -            12,879
      Accrued wages and benefits                      5,215                 -            5,169                 -            10,384
      Other accrued liabilities                      24,114                 -           22,812           (35,369)           11,557
      Income taxes payable                            4,821                 -            4,225                 -             9,046
                                                  ---------         ---------        ---------         ---------         ---------
           Total current liabilities                 43,348                 -           36,333           (35,369)           44,312

Long-term debt, net                                 125,745                 -              668                 -           126,413
Other long-term liabilities                           6,099                 -            1,375                 -             7,474
                                                  ---------         ---------        ---------         ---------         ---------
           Total liabilities                        175,192                 -           38,376           (35,369)          178,199
                                                  ---------         ---------        ---------         ---------         ---------
Shareholder's (deficit) equity                       (4,452)           73,120           43,336          (119,993)           (7,989)
                                                  ---------         ---------        ---------         ---------         ---------
                                                  $ 170,740         $  73,120        $  81,712         $(155,362)        $ 170,210
                                                  =========         =========        =========         =========         =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                 (IN THOUSANDS)

                                                 ISSUER          GUARANTOR   NON - GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                 ------          ---------   ----------------   ------------    ------------
Net sales                                       $ 52,381         $      -        $ 45,548         $(20,555)        $ 77,374
Cost of sales                                     30,639                -          31,009          (20,063)          41,585
                                                --------         --------        --------         --------         --------
                  Gross profit                    21,742                -          14,539             (492)          35,789
                                                --------         --------        --------         --------         --------
Operating expenses:
     Engineering                                   2,535                -           1,665                -            4,200
     Selling, general and administrative          12,395                -           8,116                -           20,511
                                                --------         --------        --------         --------         --------
                                                  14,930                -           9,781                -           24,711
                                                --------         --------        --------         --------         --------
           Operating income (loss)                 6,812                -           4,758             (492)          11,078

Interest expense                                  (4,155)             237            (282)               -           (4,200)
Other income (expense), net                          432               36            (537)             353              284
Equity in earnings of subsidiaries                 2,963            2,705               -           (5,668)               -
                                                --------         --------        --------         --------         --------
Income (loss) before income taxes                  6,052            2,978           3,939           (5,807)           7,162
Provision for income taxes                         1,384               15           1,234                -            2,633
                                                --------         --------        --------         --------         --------
           Net income (loss)                    $  4,668         $  2,963        $  2,705         $ (5,807)        $  4,529
                                                ========         ========        ========         ========         ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                ISSUER           GUARANTOR   NON - GUARANTORS   ELIMINATIONS    CONSOLIDATED
                                                ------           ---------   ----------------   ------------    ------------
Net sales                                       $ 45,406         $      -        $ 37,849         $(13,668)        $ 69,587
Cost of sales                                     27,128                -          26,293          (13,584)          39,837
                                                --------         --------        --------         --------         --------
                  Gross profit                    18,278                -          11,556              (84)          29,750
                                                --------         --------        --------         --------         --------
Operating expenses:

     Engineering                                   2,077                -           1,297                -            3,374
     Selling, general and administrative          10,367                -           7,180                -           17,547
                                                --------         --------        --------         --------         --------
                                                  12,444                -           8,477                -           20,921
                                                --------         --------        --------         --------         --------
           Operating income (loss)                 5,834                -           3,079              (84)           8,829

Interest expense                                  (7,616)             220            (352)               -           (7,748)
Other income (expense), net                          357                -             (30)               -              327
Equity in earnings of subsidiaries                 1,975            1,755               -           (3,730)               -
                                                --------         --------        --------         --------         --------
(Loss) income before income taxes                    550            1,975           2,697           (3,814)           1,408
Provision for income taxes                           (57)               -             942                -              885
                                                --------         --------        --------         --------         --------
           Net (loss) income                    $    607         $  1,975        $  1,755         $ (3,814)        $    523
                                                ========         ========        ========         ========         ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                 (IN THOUSANDS)

                                                 ISSUER           GUARANTOR   NON - GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                 ------           ---------   ----------------      ------------     ------------
Net sales                                       $ 149,860         $       -        $ 130,718         $ (58,209)        $ 222,369
Cost of sales                                      89,234                 -           88,305           (56,251)          121,288
                                                ---------         ---------        ---------         ---------         ---------
                  Gross profit                     60,626                 -           42,413            (1,958)          101,081
                                                ---------         ---------        ---------         ---------         ---------
Operating expenses:
     Engineering                                    6,702                 -            4,689                 -            11,391
     Selling, general and administrative           37,100                 -           24,182                 -            61,282
                                                ---------         ---------        ---------         ---------         ---------
                                                   43,802                 -           28,871                 -            72,673
                                                ---------         ---------        ---------         ---------         ---------
           Operating income (loss)                 16,824                 -           13,542            (1,958)           28,408

Interest expense                                  (12,325)              711             (819)                -           (12,433)
Other income (expense), net                           988                36             (953)              353               424
Equity in earnings of subsidiaries                  8,582             7,850                -           (16,432)                -
                                                ---------         ---------        ---------         ---------         ---------
Income (loss) before income taxes                  14,069             8,597           11,770           (18,037)           16,399
Provision for income taxes                          2,491                15            3,920                 -             6,426
                                                ---------         ---------        ---------         ---------         ---------
           Net income (loss)                    $  11,578         $   8,582        $   7,850         $ (18,037)        $   9,973
                                                =========         =========        =========         =========         =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                  ISSUER          GUARANTOR   NON - GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                  ------          ---------   ----------------      ------------     ------------
Net sales                                       $ 131,999               $ -        $ 110,029         $ (42,730)        $ 199,298
Cost of sales                                      81,857                 -           75,387           (41,701)          115,543
                                                ---------         ---------        ---------         ---------         ---------
                  Gross profit                     50,142                 -           34,642            (1,029)           83,755
                                                ---------         ---------        ---------         ---------         ---------
Operating expenses:
     Engineering                                    6,987                 -            3,564                 -            10,551
     Selling, general and administrative           34,830                 -           21,318                 -            56,148
     Pension curtailment gain                      (2,414)                -                -                 -            (2,414)
                                                ---------         ---------        ---------         ---------         ---------
                                                   39,403                 -           24,882                 -            64,285
                                                ---------         ---------        ---------         ---------         ---------
           Operating income (loss)                 10,739                 -            9,760            (1,029)           19,470

Interest expense                                  (21,760)              399             (791)                -           (22,152)
Other income (expense), net                           714                 -             (191)                -               523
Equity in earnings of subsidiaries                  6,370             5,971                -           (12,341)                -
                                                ---------         ---------        ---------         ---------         ---------
(Loss) income before income taxes                  (3,937)            6,370            8,778           (13,370)           (2,159)
Provision for income taxes                            227                 -            2,807                 -             3,034
                                                ---------         ---------        ---------         ---------         ---------
           Net (loss) income                    $  (4,164)        $   6,370        $   5,971         $ (13,370)        $  (5,193)
                                                =========         =========        =========         =========         =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                 (IN THOUSANDS)

                                                                                             NON -
                                                                   ISSUER     GUARANTOR   GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                                   ------     ---------   ----------     ------------  ------------
OPERATING ACTIVITIES:
       Net income (loss)                                          $ 11,578     $  8,582      $  7,850       $(18,037)     $  9,973
       Adjustments to reconcile net income (loss) to cash flows
         from operations:
            Depreciation and amortization                            3,023            -         1,504              -         4,527
            Amortization of finance charges and pay-in-kind
                interest charge                                      1,067            -             -              -         1,067
            (Gain) loss on disposition of assets                         -            -            84           (353)         (269)
            Equity in earnings of subsidiaries                      (8,582)      (7,850)            -         16,432             -
            Change in operating assets and liabilities              (3,237)        (128)       (5,174)         1,952        (6,587)
            Change in long-term liabilities                          1,219           14           113              6         1,352
            Other, net                                                 353            -           260              -           613
                                                                  --------     --------      --------       --------      --------
       Net cash provided by operating activities                     5,421          618         4,637              -        10,676
                                                                  --------     --------      --------       --------      --------

INVESTING ACTIVITIES:
       Additions to property, plant and equipment                   (3,755)           -        (1,555)             -        (5,310)
       Proceeds from disposition of assets                               -        2,338             -              -         2,338
       Other                                                           166            -             -              -           166
                                                                  --------     --------      --------       --------      --------
       Net cash (used in) provided by investing activities          (3,589)       2,338        (1,555)             -        (2,806)
                                                                  --------     --------      --------       --------      --------

FINANCING ACTIVITIES:
       Borrowings under revolving lines of credit, net                   -            -             -              -             -
       Repayment of long-term debt                                    (159)           -          (169)             -          (328)
       Payment of deferred financing costs                            (317)           -             -              -          (317)
       Dividend to parent                                             (480)           -             -              -          (480)
       Change in intercompany receivable/payable                     2,756       (2,756)            -              -             -
                                                                  --------     --------      --------       --------      --------
       Net cash provided by (used in) financing activities           1,800       (2,756)         (169)             -        (1,125)
                                                                  --------     --------      --------       --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS             -            -           (43)             -           (43)
                                                                  --------     --------      --------       --------      --------
CASH AND CASH EQUIVALENTS:
       Net increase                                                  3,632          200         2,870              -         6,702
       Balance at beginning of period                                1,699            -         4,999              -         6,698
                                                                  --------     --------      --------       --------      --------
       Balance at end of period                                   $  5,331     $    200      $  7,869       $      -      $ 13,400
                                                                  ========     ========      ========       ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
          Interest                                                $  5,830     $      -      $    818       $      -      $  6,648
                                                                  ========     ========      ========       ========      ========
          Income taxes                                            $    271     $      -      $  4,683       $      -      $  4,954
                                                                  ========     ========      ========       ========      ========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                                ISSUER    GUARANTOR   NON - GUARANTORS  ELIMINATIONS   CONSOLIDATED
                                                                ------    ---------   ----------------  ------------   ------------
OPERATING ACTIVITIES:
       Net (loss) income                                       $ (4,164)    $  6,370      $  5,971          $(13,370)     $ (5,193)
       Adjustments to reconcile net (loss) income to cash
        flows from operations:
            Depreciation and amortization                         3,262            -         1,384                 -         4,646
            Amortization of finance charges and pay-in-kind
                interest charge                                  17,470            -             -                 -        17,470
            (Gain) loss on disposition of assets                   (341)           -            22                 -          (319)
            Pension curtailment gain                             (2,414)           -             -                 -        (2,414)
            Equity in earnings of subsidiaries                   (6,370)      (5,971)            -            12,341             -
            Change in operating assets and liabilities            3,931       (1,831)       (5,028)           (1,035)       (3,963)
            Change in long-term liabilities                        (671)           -           161               453           (57)
            Other, net                                              476            -           184                 -           660
                                                               --------     --------      --------          --------      --------
       Net cash provided by (used in) operating activities       11,179       (1,432)        2,694            (1,611)       10,830
                                                               --------     --------      --------          --------      --------

INVESTING ACTIVITIES:
       Additions to property, plant and equipment                (3,517)           -          (858)                -        (4,375)
       Proceeds from disposition of assets                        1,130            -            28                 -         1,158
       Other                                                        166            -             -                 -           166
                                                               --------     --------      --------          --------      --------
       Net cash used in investing activities                     (2,221)           -          (830)                -        (3,051)
                                                               --------     --------      --------          --------      --------

FINANCING ACTIVITIES:
       Borrowings under revolving lines of credit, net            1,851            -          (733)                          1,118
       Repayment of long-term debt                               (8,862)           -          (145)                         (9,007)
       Change in intercompany receivable/payable                 (1,975)       1,432        (1,068)            1,611             -
                                                               --------     --------      --------          --------      --------
       Net cash (used in) provided by financing activities       (8,986)       1,432        (1,946)            1,611        (7,889)
                                                               --------     --------      --------          --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS          -            -           203                 -           203
                                                               --------     --------      --------          --------      --------

CASH AND CASH EQUIVALENTS:
       Net (decrease) increase                                      (28)           -           121                 -            93
       Balance at beginning of period                                60            -         3,314                 -         3,374
                                                               --------     --------      --------          --------      --------
       Balance at end of period                                $     32     $      -      $  3,435          $      -      $  3,467
                                                               ========     ========      ========          ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
          Interest                                             $  3,671     $      -      $    668          $      -      $  4,339
                                                               ========     ========      ========          ========      ========
          Income taxes                                         $    294     $      -      $  4,771          $      -      $  5,065
                                                               ========     ========      ========          ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other sections of this report, contains forward-looking statements, including, without limitation, statements relating to our plans, strategies, objectives and expectations, that are based on management's current opinions, beliefs, or expectations as to future results or future events and are made pursuant to the "safe harbor" provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Any such forward-looking statements involve known and unknown risks and uncertainties and our actual results may differ materially from those forward-looking statements. While made in good faith based on information currently available to management, we cannot assure you that such opinions or expectations will be achieved or accomplished. We do not undertake to update, revise or correct any of the forward-looking information contained in this report. The following factors, in addition to those discussed elsewhere in this report, are representative of those factors that could affect our future results and could cause such results to differ materially from those expressed in such forward-looking statements: (i) the timely development and market acceptance of new products; (ii) the financial resources of competitors and the impact of competitive products and pricing;
(iii) changes in general and industry specific economic conditions on a national, regional or international basis; (iv) changes in laws and regulations, including changes in accounting standards; (v) the timing and success of the implementation of changes in our operations to effect cost savings; (vi) opportunities that may be presented to and pursued by us; (vii) our financial resources, including our ability to access external sources of capital; (viii) war and natural or manmade disasters (including material acts of terrorism or other hostilities that impact our markets) and (ix) such risks and uncertainties as are detailed from time to time in our reports and filings with the Securities and Exchange Commission.

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

As a result of the debt restructuring, which was accounted for as being effective November 30, 2003, and the formation of a new entity, the consolidated financial statements for the three months and nine months ended September 30, 2004 reflect the results of Telex while the consolidated financial statements for the three months and nine months ended September 30, 2003 reflect the results of Old Telex.

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

We maintain assets and/or operations in a number of foreign jurisdictions, the most significant of which are Germany, the United Kingdom, Japan, Singapore, and Hong Kong. In addition, we conduct business in local currency in many countries, the most significant of which are Germany, the United Kingdom, Japan, Singapore, Hong Kong, Canada and France. Exposure to U.S.

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

We report foreign exchange gains or losses on transactions as part of other (income) expense. Gains and losses on translation of foreign currency denominated balance sheets are classified as currency translation adjustments and are included in "accumulated other comprehensive loss" as part of shareholder's equity (deficit).

CRITICAL ACCOUNTING POLICIES

There has been no material change in our Critical Accounting Policies as disclosed in our Registration Statement on Form S-4, as amended.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information regarding certain items in our condensed consolidated statements of operations (dollars in thousands):

                                           Successor      Predecessor              Successor     Predecessor
                                       --------------    -------------           -------------  -------------
                                                   Three months ended                    Nine months ended
                                       ----------------------------------------  ---------------------------------------
                                        September 30,    September 30,      %    September 30,  September 30,        %
                                             2004             2003       Change      2004           2003          Change
                                       ----------------------------------------  ---------------------------------------
Net sales:
     Professional Audio                   $ 62,815         $ 54,749      14.7%    $ 180,806      $ 155,235       16.5%
     Audio and Wireless Technology          14,559           14,838      -1.9%       41,563         44,063       -5.7%
                                          --------         --------      ----     ---------      ---------      -----

     Total net sales                        77,374           69,587      11.2%      222,369        199,298       11.6%
                                          --------         --------      ----     ---------      ---------      -----

Total gross profit                          35,789           29,750                 101,081         83,755
         % of sales                          46.3%             42.8%                   45.5%          42.0%

Operating income                          $ 11,078         $  8,829               $  28,408      $  19,470
                                          ========         ========               =========      =========

Net income (loss)                         $  4,529         $    523               $   9,973      $  (5,193)
                                         =========         ========              ==========      =========

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003

Net sales. Net sales increased $7.8 million, or 11.2%, from $69.6 million for the three months ended September 30, 2003 to $77.4 million for the three months ended September 30, 2004. Since the second quarter of 2004 we have experienced continued higher sales in the geographic marketplaces we serve. Net sales in the Professional Audio segment increased substantially for the three months ended September 30, 2004 compared to the corresponding period in 2003 because of sales associated with new products introduced in 2004 and stronger customer purchasing activity. Sales in the Audio and Wireless Technology segment declined principally due to lower sales of our digital duplication products.

Our nine-month net sales increased $23.1 million, or 11.6%, from $199.3 million for the nine months ended September 30, 2003 to $222.4 million for the nine months ended September 30,

2004. Approximately $8.0 million, or 4.1%, of the increase resulted from stronger foreign currencies in 2004 compared to the U.S. dollar. Net sales in the Professional Audio segment increased significantly while our Audio and Wireless Technology product sales declined, principally from lower sales of digital products.

Net sales in the Professional Audio segment increased $8.0 million, or 14.7%, from $54.8 million for the three months ended September 30, 2003 to $62.8 million for the three months ended September 30, 2004. We generated increased net sales in all of our geographic marketplaces as sales of new products introduced in the first quarter of 2004 continued to generate strong customer orders and higher sales. Sales of intercom, consoles and speakers continue at the high levels of the fourth quarter of 2003 and first half of 2004 as customers continued to make purchases to upgrade their equipment. Nine-month net sales increased $25.6 million, or 16.5%, from $155.2 million for the nine months ended September 30, 2003 to $180.8 for the nine months ended September 30, 2004. Net sales increases for the nine months of 2004 were achieved in all geographic regions.

Net sales in the Audio and Wireless Technology segment decreased $0.2 million, or 1.9%, from $14.8 million for the three months ended September 30, 2003 to $14.6 million for the three months ended September 30, 2004. The decrease in net sales is attributed primarily to lower sales of our duplication products. Nine-month net sales decreased $2.5 million, or 5.7%, from $44.1 million for the nine months ended September 30, 2003 to $41.6 million for the nine months ended September 30, 2004. The decrease for the nine months of 2004 compared to the nine months of 2003 is primarily from lower duplication product sales offset somewhat by higher sales of products to the aviation and transportation marketplaces and to governmental agencies as they are upgrading their communications equipment.

Gross profit. Gross profit increased $6.0 million, or 20.3%, from $29.8 million for the three months ended September 30, 2003 to $35.8 million for the three months ended September 30, 2004. Gross profit increased $17.3 million, or 20.7%, from $83.8 million for the nine months ended September 30, 2003 to $101.1 million for the nine months ended September 30, 2004. The gross margin rate increased to 46.3% for the three months ended September 30, 2004 compared to a gross margin rate of 42.8% for the three months ended September 30, 2003, and the gross margin rate increased to 45.5% for the nine months ended September 30, 2004 compared to a gross margin rate of 42.0% for the nine months ended September 30, 2003. Included in the nine-month period ended September 30, 2003 are impairment charges for inventories and fixed assets, totaling $1.6 million, associated with exiting the computer audio product line. Excluding these charges, the gross margin rate would have been 42.8% for the nine-month period ended September 30, 2003. The increase in the gross margin rate for 2004 from the corresponding periods in 2003 is attributed primarily to sales of higher margin products and improved manufacturing efficiencies.

The gross margin rate for the Professional Audio segment increased from 43.0% for the three months ended September 30, 2003 to 46.0% for the three months ended September 30, 2004 and from 43.4% for the nine months ended September 30, 2003 to 45.8% for the nine months ended September 30, 2004. The increase in the gross margin rate for 2004 from the corresponding periods in 2003 is attributed primarily to the sales of high-margin products and continued manufacturing efficiencies.

The gross margin rate for the Audio and Wireless Technology segment increased from 41.9% for the three months ended September 30, 2003 to 47.4% for the three months ended September 30, 2004, and from 37.3% for the nine months ended September 30, 2003 to 43.9% for the nine months ended September 30, 2004. The gross margin rate, excluding the impairment charges discussed previously, was 41.0% for the nine-month period ended September 30, 2003. The increase in the gross margin rate for 2004 from the corresponding periods in 2003 is attributed primarily to increased sales of higher-margin products.

Engineering. Engineering expenses increased $0.8 million, or 24.5%, from $3.4 million for the three months ended September 30, 2003 to $4.2 million for the three months ended September 30, 2004. Engineering expenses increased $0.8 million, or 8.0%, from $10.6 million for the nine months ended September 30, 2003 to $11.4 million for the nine months ended September 30, 2004. We continue to invest in new product development across all of our business segments and recently have focused more effort in our Professional Audio segment.

Selling, general and administrative. Selling, general and administrative expenses increased $3.0 million, or 16.9%, from $17.5 million for the three months ended September 30, 2003 to $20.5 million for the three months ended September 30, 2004. Selling, general and administrative expenses increased $5.2 million, or 9.2%, from $56.1 million for the nine months ended September 30, 2003 to $61.3 million for the nine months ended September 30, 2004. The increase in expenses in 2004 is attributed to stronger foreign currencies compared to the U.S. dollar and to higher variable expenses associated with the increased sales levels. We expect these expenses, primarily selling and marketing expenses, to decline in the 2004 fourth quarter, based on focused cost control efforts and fewer available trade shows to attend.

Pension curtailment gain. We recorded a pension curtailment gain of $2.4 million in the nine months ended September 30, 2003 resulting from our decision to freeze future pension plan benefits effective June 30, 2003. This decision by Telex resulted in recognition of previously unrecognized prior service costs in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88).

Interest expense. Interest expense decreased $3.5 million from $7.7 million for the three months ended September 30, 2003 to $4.2 million for the three months ended September 30, 2004. Our interest expense decreased $9.8 million from $22.2 million for the nine months ended September 30, 2003 to $12.4 million for the nine months ended September 30, 2004. Interest expense for both 2004 periods compared to the corresponding 2003 periods decreased because of the November 2003 debt restructuring that resulted in Telex having lower outstanding indebtedness compared to Old Telex.

Other income, net. Other income of $0.3 million for the three months ended September 30, 2004 is principally from the gain on the sale of our Australian subsidiary. Other income of $0.3 million for the three months ended September 30, 2003 is principally from the gain on the sale of an idle facility. For the nine months ended September 30, 2004, other income of $0.4 million is principally from the gain on the sale of our Australian subsidiary and the amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the 2002 sale of the hearing instrument product lines. Amortization of the deferred revenue items will be substantially completed in 2004. For the nine months ended September 30, 2003, other income of $0.5 million is principally from the gain on the sale of production assets related to a shutdown of certain manufacturing facilities in 2002 and from the amortization of deferred revenue for a patent fee, trademark license fee and non-compete agreement associated with the 2002 sale of our hearing instrument product lines.

Income taxes. Income taxes in 2004 were $2.6 million and $6.4 million for the three and nine months ended September 30, 2004, respectively. The effective tax rate was 36.8% and 39.2% for the three and nine months ended September 30, 2004, respectively. The nine-month rate includes a $0.4 million expense recognized for additional taxes due in Germany related to an audit of 2002. Income taxes in 2003 were $0.9 million and $3.0 million for the three and nine months ended September 30, 2003, respectively. Our effective tax rate for the three and nine month periods in 2003 is not meaningful because a tax benefit has not been recorded on the pretax loss in the United States. The tax provision recorded relates only to the countries in which we were profitable. The income tax expense increase for the 2004 nine-month period compared to the 2003 nine-month period is due to increased foreign taxable income in Japan and the United Kingdom as well as the realization of taxable income in the U.S. Our tax provision in the U.S. for 2004 is calculated on a separate company basis under a tax sharing agreement with Old Telex.

As of September 30, 2004, we have a reserve of $3.8 million included in income taxes payable for tax liability, penalties, and accrued interest (as of the settlement date) related to a dispute for taxable years 1990 through 1995. We have agreed with the Internal Revenue Service on the final amount of the tax liability to be paid and have been making monthly payments.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had cash and cash equivalents of $13.4 million compared to $6.7 million at December 31, 2003.

Our principal source of funds for the nine months ended September 30, 2004 consisted of $10.7 million of cash provided by operating activities. Our principal use of funds was for capital expenditures of $5.3 million. Our principal source of funds for the nine months ended September 30, 2003 was $10.8 million of cash provided by operating activities and $1.1 million of cash proceeds from the sale of idle manufacturing facilities. Our principal uses of funds for the nine months ended September 30, 2003 were $7.9 million for debt retirement, net of borrowings, and $4.4 million for capital expenditures.

Our investing activities consist mainly of capital expenditures to maintain facilities, acquire machines or tooling, update certain manufacturing processes, update information systems and improve efficiency.

Our accounts receivable balance of $52.0 million as of September 30, 2004 increased $4.5 million from $47.5 million at December 31, 2003. The increase is mainly attributable to higher sales levels achieved in the third quarter of 2004, as compared to the fourth quarter of 2003. We are not aware of any significant credit risks at September 30, 2004 that could impact future cash receipts from customers.

Our inventories of $53.8 million as of September 30, 2004 increased $7.8 million from $46.0 million at December 31, 2003. Of this increase $4.6 million was in raw materials. Our inventories increased in the nine months as we built additional inventories to meet the current demand for new products. We expect to reduce our investment in inventories in the future as we make further progress on our lean manufacturing processes and make to order concepts.

Our consolidated indebtedness decreased $0.3 million from $126.9 million at December 31, 2003 to $126.6 million at September 30, 2004. Our debt consists of $125.0 million of 11 1/2% Senior Secured Notes due October 2008 and $1.6 million of other debt in the U.S. and Germany.

We rely mainly on internally generated funds and, to the extent necessary, borrowings under the U.S. revolving credit facility and foreign working capital lines to meet our liquidity needs. Our liquidity needs arise primarily from interest payments, working capital needs and capital expenditure requirements.

Our current credit facilities include a U.S. $15.0 million senior secured credit facility entered into November 19, 2003 (expiring July 12, 2008), subject to certain borrowing base limitations. The credit facility is secured by substantially all of our and our domestic subsidiaries' current and future assets. In addition, we have foreign working capital lines (with on demand repayment provisions), subject to certain limitations, of $11.8 million. In certain instances the foreign working capital lines are secured by a lien on foreign real property, leaseholds, accounts receivable and inventory or are guaranteed by another subsidiary.

At September 30, 2004 we had no borrowings outstanding under our U.S. credit facility and foreign working capital lines. The net availability under our lines, after deduction for open letters of credit and borrowing base limitations, was $26.3 million. The effective annual interest rate under these facilities for amounts borrowed during the nine months ended September 30, 2004 was 8.02%.

As of September 30, 2004 we made employer contributions to the pension plan of approximately $0.5 million. We are currently projecting 2005 employer contributions totaling approximately $1.1 million to be made in 2005 and 2006.

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

EXCHANGE RATE SENSITIVITY ANALYSIS

We enter into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting our risk that would otherwise result from changes in exchange rates. During the nine months ended September 30, 2004, the principal transactions hedged were certain intercompany balances attributed primarily to intercompany sales. Gains and losses on forward exchange contracts and the offsetting losses and gains on the hedged transactions are reflected in our statements of operations.

At September 30, 2004, we had outstanding forward exchange contracts with an aggregate notional amount of $38.0 million and a weighted remaining maturity of 11 days.

At September 30, 2004, the difference between the fair value of all outstanding contracts, estimated by determining the amount required to enter into offsetting contracts with similar remaining maturities based on quoted prices, and the contract amounts was immaterial. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $3.8 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be substantially offset by changes in the underlying value of the transaction being hedged.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS

For fixed rate debt, interest rate changes affect the fair market value but do not impact our earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact our future earnings and cash flows, assuming other factors are held constant.

At September 30, 2004, we had fixed rate debt of $194.1 million and an interest-free loan of $0.9 million. Holding all other variables constant, such as foreign exchange rates and debt levels, a one-percentage point decrease in interest rates would increase the unrealized fair market value of this debt by approximately $6.8 million.

ITEM  4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of Telex's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of September 30, 2004. Based on that evaluation, our management, including the CEO and CFO, concluded (i) that our disclosure controls and procedures were effective as of the end of the period to ensure that the information that we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (ii) that the information that is required to be reported is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect Telex's internal controls.

PART  II. OTHER INFORMATION

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      31.1 Certification of Telex's Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

      31.2 Certification of Telex's Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

      32.1 Certification of Telex's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      A Report on Form 8-K, dated July 23, 2004, reporting under Item 12, was filed on July 23, 2004.

      SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                  TELEX COMMUNICATIONS, INC.

Dated:  November 3, 2004          By: /s/ Raymond V. Malpocher
                                     -------------------------------------
                                  Raymond V. Malpocher
                                  President and Chief Executive Officer

                                  TELEX COMMUNICATIONS, INC.

Dated: November 3, 2004           By:  /s/ Gregory W. Richter
                                     -------------------------------------
                                     Gregory W. Richter
                                     Vice President and Chief Financial Officer

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